Form 10-K/A
period 2005-12-31
Altus Pharmaceuticals Inc.
filed 2006-05-01
CIK 1340744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .
Commission file number 000-51711
Altus Pharmaceuticals Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Jurisdiction of Incorporation or Organization)	04-3573277 (I.R.S. Employer Identification Number)
125 Sidney Street
Cambridge, MA 02139
(Address and zip code of principal executive offices)
Registrant’s telephone number, including area code: (617) 299-2900
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par Value
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ National Market on March 17, 2006 was $351,987,803. The registrant has provided this information as of March 17, 2006 because its common equity was not publicly traded as of the last business day of its most recently completed second fiscal quarter.
     The number of shares outstanding of the registrant’s common stock as of March 17, 2006 was 22,148,713.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

EXPLANATORY NOTE
     Altus Pharmaceuticals Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, originally filed with the Securities and Exchange Commission on March 30, 2006, for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in Part I or Part II of the Form 10-K. This amendment changes the Annual Report only by including information required by Part III (Items 10, 11, 12, 13 and 14). Part IV is also being amended to update the Exhibit Index and to add new certifications in accordance with Rule 13a – 14 under the Exchange Act.

Part III
Item 10. Directors and Executive Officers of the Registrant
Directors
     Our Restated Certificate of Incorporation and Restated Bylaws provide that our business is to be managed by or under the direction of our Board of Directors. Our Board of Directors is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our Board of Directors currently consists of 11 members, divided into three classes as follows: (1) Peter L. Lanciano, John P. Richard, Richard H. Aldrich, and Harry H. Penner, Jr. constitute a class with a term ending at the 2006 annual meeting; (2) Lynne H. Brum, Jonathan S. Leff, and Jonathan D. Root constitute a class with a term ending at the 2007 annual meeting; and (3) Manuel Navia, Sheldon Berkle, Stewart Hen, and Michael S. Wyzga constitute a class with a term ending at the 2008 annual meeting.

Name	Age	Position with the Company
Sheldon Berkle	60	President and Chief Executive Officer; Director
John P. Richard (1)	48	Chairman of the Board
Richard H. Aldrich (2)	51	Director
Lynne H. Brum (3)	42	Director
Stewart Hen (2)(3)	39	Director
Peter L. Lanciano	49	Director
Jonathan S. Leff	37	Director
Manuel A. Navia, Ph.D. (2)(3)	59	Director
Harry H. Penner, Jr. (1)	60	Director
Jonathan D. Root, M.D.(2)	45	Director
Michael S. Wyzga (1)	51	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Governance Committee.
The following is a brief summary of the background of each of our directors.
     Sheldon Berkle joined Altus as our President and Chief Executive Officer in May 2005 and was elected as a member of our board of directors. Prior to joining us, Mr. Berkle served as Executive Vice President of Boehringer Ingelheim Pharmaceuticals Inc. from November 1994 to December 2003. In this position, Mr. Berkle was responsible for United States pharmaceutical operations, including portfolio management, new product launches, commercialization, marketing, sales, business development, mergers and acquisitions, strategic planning and alliance management. Mr. Berkle was also a co-founder of Boehringer Ingelheim Canada, a pharmaceutical company, and served as its Chief Executive Officer from 1989 to 1994. From January 2004 to April 2005, Mr. Berkle was not actively employed. Mr. Berkle holds a B.Sc. in pharmacy from the University of Manitoba and an M.B.A. from the University of Toronto.
     John P. Richard has served as chairman of our board of directors since October 2004. Mr. Richard has served as an independent strategic and commercial development advisor in the biotechnology industry since April 1999. He currently serves as Senior Business Advisor to GPC Biotech AG, a biotechnology company, as a partner of Georgia Venture Partners, a biotechnology investing firm, and as a consultant to Nomura Phase4 Ventures. He also serves as a director of Targacept, Inc., Zygogen, LLC, and Metastatix, Inc. Mr. Richard was previously Executive Vice President, Business Development at SEQUUS Pharmaceuticals, Inc., where he was responsible for negotiating the acquisition of SEQUUS by ALZA Corporation. Prior to joining SEQUUS, Mr. Richard held the positions of Vice President, Corporate Development for VIVUS, Inc. and Senior Vice President, Business Development of Genome Therapeutics Corporation, where he was responsible for establishing numerous pharmaceutical alliances. He was also co-founder and original Chief Executive Officer of IMPATH Laboratories, Inc., a leading cancer pathology reference laboratory in the United States. Mr. Richard received his M.B.A. from Harvard Business School and his B.S. from Stanford University.
     Richard H. Aldrich has served as a member of our board of directors since October 2001. Since May 2001, Mr. Aldrich has headed RA Capital LLC, a biotechnology investment firm. From June 1989 to January 2001, he served as the Senior Vice President and Chief Business Officer at Vertex Pharmaceuticals Inc., or Vertex, a biotechnology company. Prior to joining Vertex, he headed business development at Integrated Genetics from January 1988 to June 1989. From June 1982 to January 1988, he held several managerial positions at Biogen, Inc. Mr. Aldrich currently serves on the board of directors of CombinatoRx, Inc. and Sirtris Pharmaceuticals, Inc. Mr. Aldrich received a B.S. in management from Boston College and an M.B.A. from Dartmouth College’s Amos Tuck School of Business Administration.
     Lynne H. Brum has served as a member of our board of directors since January 2004. Ms. Brum currently serves as Vertex’s Vice President, Strategic Communications and is responsible for Vertex’s corporate communications, investor relations and media relations programs. Previously she served as Vice President of Corporate Communications and Financial Planning. Ms. Brum has also been a member of Vertex’s senior management team since August 2001. Prior to joining Vertex in 1994, Ms. Brum served as a vice president at Feinstein Kean Healthcare, a communications and business consulting firm. Prior to that, Ms. Brum held corporate communications and research positions at Biogen, Inc. Ms. Brum holds an M.B.A. from the Simmons Graduate School of Management and a B.A. in biological sciences from Wellesley College.
     Stewart Hen has served as a member of our board of directors since May 2004. Mr. Hen has been with Warburg Pincus LLC, a venture capital and private equity firm, since May 2000 and is currently a managing director, where he focuses on investments in the life sciences sector, including biotechnology, pharmaceuticals, specialty pharmaceuticals, drug delivery and diagnostics. Prior to joining Warburg Pincus, he was a management consultant at McKinsey & Company, where he advised pharmaceutical and biotechnology companies on a range of strategic management issues. Prior to joining McKinsey, he worked at Merck in research and development and manufacturing. Mr. Hen is also a director of Allos Therapeutics, Inc. and Neurogen Corporation. Mr. Hen holds an M.B.A. from The Wharton School at the University of Pennsylvania, an M.S. in chemical engineering from the Massachusetts Institute of Technology and a B.S. in chemical engineering from the University of Delaware.
     Peter L. Lanciano is one of our founders and has served as a member of our board of directors since 1995. Mr. Lanciano worked with us from our founding in 1992 until October 2004, most recently as President and Chief Executive Officer from 1999 until October 2004. Mr. Lanciano also served as Vice Chairman of our board of directors from October 2004 to October 2005. Prior to joining us, Mr. Lanciano was President and Director of IG Laboratories Inc., which he founded in 1988 in conjunction with a group of scientists from Integrated Genetics Inc. Prior to his role at IG Laboratories, Mr. Lanciano served as Corporate Controller for Integrated Genetics and Gene-Trak Systems. Mr. Lanciano holds B.S. degrees in both finance and information systems design from Bentley College and is a Certified Public Accountant.
     Jonathan S. Leff has served as a member of our board of directors since May 2004. Mr. Leff has been a managing director at Warburg Pincus LLC since January 2000. Mr. Leff is responsible for Warburg Pincus’ North American investment activities in biotechnology, pharmaceuticals and related industries. Prior to joining Warburg Pincus, Mr. Leff was a consultant at Oliver, Wyman & Co. Mr. Leff is a director of Allos Therapeutics, Inc., Neurogen Corporation, InterMune, Inc., Sunesis Pharmaceuticals, Inc. and ZymoGenetics, Inc. Mr. Leff received an A.B. in government from Harvard College and an M.B.A. from Stanford University.
     Manuel A. Navia, Ph.D. is one of our founders and has served as a member of our board of directors since 1992. He is also a member of our scientific advisory board. Dr. Navia is a drug discovery and development advisor in the Boston area. Since March 2004, Dr. Navia has been an Executive-in-Residence at Oxford Bioscience Partners, a venture capital firm. In addition, since March 2003, Dr. Navia has served as an advisor and consultant to various companies in the biotechnology industry. Prior to that time, from January 2001 to March 2003, Dr. Navia was Executive Vice President for Research at Essential Therapeutics, Inc., a biotechnology company. He was a founder of The Althexis Company, Inc. in 1997, and served as its President and Chief Executive Officer until January 2001, when it merged with Microcide Pharmaceuticals Inc. to form Essential Therapeutics. From 1989 to 1997, Dr. Navia served as Vice President and Senior Scientist at Vertex. Dr. Navia holds a Ph.D. and an M.S. in biophysics from the University of Chicago and a B.A. in physics from New York University.
     Harry H. Penner, Jr. has served as a member of our board of directors since April 2006. Mr. Penner has 28 years of increasing management responsibilities in the pharmaceutical and biotechnology sectors. He is currently the Chairman and CEO and co-founder of Marinus Pharmaceuticals. Prior to co-founding Marinus Pharmaceuticals, Mr. Penner served as Chairman and Chief Executive Officer of Nascent BioScience, LLC, a firm engaged in the creation and development of new biotechnology companies. From 1993 to 2001, he was President, Chief Executive Officer and Vice Chairman of Neurogen Corporation. Previously, he served as Executive Vice President of Novo Nordisk A/S and President of Novo Nordisk of North America, Inc. from 1988 to 1993. From 1985 to 1988 he was Executive Vice President and General Counsel of Novo Nordisk A/S. He has served more recently as BioScience Advisor to the Governor and the State of Connecticut, as Chairman of the Board of Directors for the Connecticut Technology Council, as Co-Chairman of Connecticut United for Research Excellence, and as Director of the Connecticut Business and Industry Associates. He currently serves on the Boards of Avant Immunotherapeutics, Inc. and Ikonisys, Inc. and chairs the Board of Rib-X Pharmaceuticals, Inc. Mr. Penner holds academic degrees from the University of Virginia (BA), Fordham University (JD), and New York University (LLM, International Law) and has completed senior management programs at Stanford.
     Jonathan D. Root, M.D. has served as a member of our board of directors since September 2001. Having joined U.S. Venture Partners, a venture capital firm, in July 1995, Dr. Root is presently a general partner and focuses on investments in therapeutic medical devices, diagnostics, drug discovery tools and services, and biopharmaceutical development. Prior to joining U.S. Venture Partners, Dr. Root spent nine years in clinical practice, most recently on the faculty and clinical staff at The New York Hospital-Cornell Medical Center in New York City, where he was an Assistant Professor of Neurology and Director of the Neurology-Neurosurgery Special Care Unit. Dr. Root holds an A.B. in economics/government from Dartmouth College, an M.D. from the University of Florida College of Medicine, and an M.B.A. from Columbia University.
     Michael S. Wyzga has served as a member of our board of directors since May 2004. Mr. Wyzga is Executive Vice President and Chief Financial Officer of Genzyme Corporation, a biotechnology company. Mr. Wyzga joined Genzyme Corp. as Vice President and Corporate Controller in March 1998, was promoted to Senior Vice President and Corporate Controller in December 1998, and to Chief Financial Officer in June 1999. Mr. Wyzga became an Executive Vice President of Genzyme Corp. in June 2003 and is responsible for its global financial reporting. Prior to joining Genzyme, Mr. Wyzga was Chief Financial Officer for Sovereign Hill Software, Inc. Prior to his role at Sovereign Hill Software, Mr. Wyzga was the Chief Financial Officer for CacheLink Corporation, and prior to that, Mr. Wyzga held various management positions at Lotus Development Corporation, including Vice President of Finance and Director of Plans and Controls. Prior to joining Lotus, Mr. Wyzga held management positions at Digital Equipment Corporation. Mr. Wyzga received an M.B.A. in business administration from Providence College and a B.S. in business administration from Suffolk University.
     Our Board has determined that the following members of the Board qualify as independent under the definition promulgated by the Nasdaq Stock Market: Messrs. Aldrich, Hen, Leff, Wyzga, Ms. Brum, Drs. Root and Navia.
Executive Officers and Key Employees
     The following table sets forth certain information regarding our executive officers. We have an employment agreement with Sheldon Berkle, our President and Chief Executive Officer. All other executive officers are at-will employees.

Name	Age	Position
Sheldon Berkle	60	President and Chief Executive Officer
Don G. Burstyn, Ph.D.	51	Vice President, Regulatory Affairs and Quality Assurance
Richard D. Forrest, Esq.	39	Corporate Counsel and Secretary
Robert Gallotto	41	Vice President, Strategic Planning and Alliance Management
Alan Kimura, M.D., Ph.D.	52	Vice President, Clinical Development and Medical Affairs
Gerhard F. Klement	53	Vice President, Manufacturing and Technical Operations
Jonathan I. Lieber	36	Vice President, Chief Financial Officer and Treasurer
Alexey L. Margolin, Ph.D.	53	Chief Scientific Officer
     Don G. Burstyn, Ph.D. has served as our Vice President, Regulatory Affairs and Quality Assurance since July 2004. Dr. Burstyn currently represents the Biotechnology Industry Organization on the Product Quality Research Institute Steering Committee. Before joining us, Dr. Burstyn served as Vice President of Regulatory Affairs for Alkermes, Inc., a biotechnology company, from December 1993 to March 2004, where he was responsible for leading that company’s activities related to the approvals of Nutropin Depot and Risperdal Consta. From 1987 to 1993, Dr. Burstyn held various management positions at Biogen, Inc., including Director of Quality and Director of Development Operations. Dr. Burstyn worked from 1979 to 1987 as a microbiologist at the FDA. He was awarded an FDA Award of Merit in 1985 and an FDA Group Recognition Award in 1991. Dr. Burstyn holds a B.S., an M.S. and a Ph.D. in microbiology from the University of Maryland, where he received the Isabel R. McDonald Memorial Award in 1979.
     Richard D. Forrest, Esq. has served as our Corporate Counsel and Secretary since May 2002. From September 1995 to April 2002, Mr. Forrest was a corporate lawyer with Testa, Hurwitz & Thibeault, a law firm, where he represented private and public technology companies, investment banks and venture capital funds in a variety of transactions. Prior to attending law school, Mr. Forrest was an electrical engineer with Hewlett-Packard’s medical products group. Mr. Forrest received his J.D. from Harvard Law School and received a B.S. in electrical engineering and a B.A. in philosophy from Cornell University.
     Robert Gallotto currently serves as our Vice President, Strategic Planning and Alliance Management. From January 2003 through December 2005, Mr. Gallotto served as our Vice President, Commercial Development and Alliance Management. Mr. Gallotto joined us in July 2001 as Director of Commercial Development where he was responsible for marketing, product planning and business development. Before joining us, Mr. Gallotto served as Vice President of Marketing and Business Development at Sage BioPharma, Inc., a pharmaceutical company, from August 1999 to June 2001. From January 1996 to July 1999, Mr. Gallotto served in various positions at Serono, Inc. and Biogen, Inc., where he was responsible for overall brand positioning, product launch planning, strategic planning and key alliance management for a portfolio of drugs including Gonal-F and Avonex. From 1987 to 1995, Mr. Gallotto served in various positions in sales, marketing and managed healthcare with The Upjohn Company. Mr. Gallotto received a B.S. in biology from Stonehill College.
     Alan Kimura, M.D., Ph.D. has served as our Vice President, Clinical Development and Medical Affairs since May 2005. Prior to joining us, Dr. Kimura was Executive Director, Clinical Affairs at Transkaryotic Therapies, Inc., a pharmaceutical company, from June 2001 to May 2005, where he was involved in the clinical development of protein-based therapies for rare genetic diseases. Before joining Transkaryotic Therapies, Dr. Kimura was the Director of Clinical Development at Biochem Pharma, Inc., a pharmaceutical company, from July 1999 to June 2001. Prior to that, Dr. Kimura held various positions in clinical research and medical affairs at SmithKline Beecham Biologicals S.A. and the Wyeth-Lederle Vaccines division of American Home Products Corporation. Dr. Kimura also held bacteriology research positions in the research departments of the Praxis Biologicals and Lederle Biologicals divisions of American Cyanamid Company. Dr. Kimura received his M.D. from the University of Miami School of Medicine. He received a Ph.D. and M.S. in microbiology from the University of California, Davis and a B.A. in bacteriology from the University of California, Berkeley.

     Gerhard F. Klement has served as our Vice President, Manufacturing and Technical Operations since November 2005. Prior to joining us, from June 2005 to October 2005, Mr. Klement served as Chief Technology Officer for the worldwide Biologics and Chemicals Group at Lonza Biologics, a contract manufacturer, where he was responsible for new technologies and business development. From 2003 to June 2005, Mr. Klement was the Head of Operations, USA and Chief Operating Officer Biopharmaceuticals, Worldwide at Lonza Biologics. In 2002, Mr. Klement was a self-employed consultant. From 1994 to 2002, Mr. Klement held various positions in manufacturing and engineering at Serono, Inc., a biotechnology company. Mr. Klement holds a B.Sc. from the University of Agriculture in Vienna, Austria. He received executive training in general management and leadership from IMD — International Institute for Management Development in Lausanne, Switzerland and Babson College.
     Jonathan I. Lieber currently serves as our Vice President, Chief Financial Officer and Treasurer. Mr. Lieber joined us in July 2002 as our Vice President, Finance. From 1998 to June 2002, Mr. Lieber was a member of SG Cowen’s Health Care Investment Banking Group, most recently as a vice president focused on the biotechnology and specialty pharmaceuticals sectors. Prior to joining SG Cowen, Mr. Lieber was a member of the Health Care and High Yield Groups at Salomon Brothers Inc. Mr. Lieber received an M.B.A. in finance from the Stern School of Business of New York University and a B.Sc. in business administration from Boston University.
     Alexey L. Margolin, Ph.D. has served as our Chief Scientific Officer since August 2004. He served as our Vice President of Science from 1996 to 2004 and as our Director of Research from 1993 to 1996. Prior to joining us, Dr. Margolin was responsible for biocatalysis activities on a global basis at Merrell Dow Research Institute. From 1986 to 1988, he worked at the Massachusetts Institute of Technology on enzyme-catalyzed processes. In 2003, Dr. Margolin was elected a fellow of the American Institute of Medicine and Biological Engineering. Dr. Margolin received his M.S. in chemistry and Ph.D. in bio-organic chemistry from Moscow University.
Information Regarding the Audit Committee
     The audit committee of the Board currently has three members, Messrs. Penner, Richard and Wyzga. Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. Nasdaq rules require that all members of the audit committee be independent directors, as defined by the rules of the Nasdaq and the SEC, as such standards apply specifically to members of audit committees. The Nasdaq rules also permit a company, such as us, listing on the Nasdaq National Market in connection with its initial public offering to have only one member of the audit committee comply with the independence requirements on the date of listing, provided that a majority of the members satisfy the requirements within 90 days after listing and all of the members satisfy the requirements within one year after listing. Currently, our Board of Directors has determined that Messrs. Penner and Wyzga satisfy the independence requirements for service on the audit committee, and we are seeking one additional independent director to join the audit committee prior to the end of the one year phase-in period referenced above. The Board has determined that Mr. Wyzga is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 401 of Regulation S-K.
Stockholder Recommendations for Nominations of Director
     Our Nominating and Governance Committee currently has three members, Ms. Brum, Mr. Hen and Dr. Navia. This committee’s role is to make recommendations to the full Board as to the size and composition of the Board and its committees, and to evaluate and make recommendations as to potential candidates. Currently, our board of directors has determined that Ms. Brum, Mr. Hen and Dr. Navia satisfy the Nasdaq independence requirements for service on the Nominating and Governance Committee. The Nominating and Governance Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating and Governance Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board, and concern for the long-term interests of the stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director using the procedures set forth in the Company’s Bylaws, it must follow the procedures described in “Notice of Stockholder Business and Nominations.” If a stockholder, who meets the minimum percentage ownership requirements that the Board may establish from time to time, wishes simply to propose a candidate for consideration as a nominee by the Nominating and Governance Committee, the stockholder should submit the recommendation to the Nominating and Governance Committee in writing, by mail, courier or personal delivery. A nominating recommendation must be accompanied by:
•	the name, address, including telephone number of the recommending stockholder;

•	the number of the Company’s shares owned by the recommending stockholder and the time period for which such shares have been held;

•	if the recommending stockholder is not a stockholder of record, a statement from the record holder of the shares (usually a broker or bank) verifying the holdings of the stockholder and a statement from the recommending stockholder of the length of time that the shares have been held. Alternatively, the stockholder may furnish a current Schedule 13D, Schedule 13G, Form 3, Form 4 or Form 5 filed with the Securities and Exchange Commission reflecting the holdings of the stockholder, together with a statement of the length of time that the shares have been held; and

•	a statement from the stockholder as to whether the stockholder has a good faith intention to continue to hold the reported shares through the date of the Company’s next annual meeting of stockholders.
     A copy of the Nominating and Governance Committee’s written charter is publicly available on the Company’s website at www.altus.com.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Altus’ directors and executive officers, and persons who own more than ten percent of a registered class of Altus’ equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Altus. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish Altus with copies of all Section 16(a) forms they file.
     Our records reflect that all reports required to be filed pursuant to Section 16(a) of the Exchange Act by our executive officers and directors have been filed on a timely basis.
Code of Conduct and Ethics
     We have adopted a code of conduct and ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial and Accounting Officer. The text of the code of conduct and ethics is posted on our website at www.altus.com and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 125 Sidney Street, Cambridge, MA 02139. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of The Nasdaq Stock Market, Inc.

Item 11. Executive Compensation
Compensation of Executive Officers
Summary Compensation Table
     The following summary compensation table sets forth summary information as to compensation earned by our Chief Executive Officer, our four other most highly compensated executive officers who were employed by us as of December 31, 2005 and earned more than $100,000 in salary and bonus for the year ended December 31, 2005, and one additional executive officer who was not employed by us as of December 31, 2005 but who earned more than $100,000 in salary and bonus for the year ended December 31, 2005.

					Long-Term Compensation
		Annual Compensation
					Awards		Payouts
						Securities
				Other	Restricted	Underlying
Name and Principal				Annual	Stock	Options/	LTIP	All Other
Position	Year	Salary	Bonus	Compensation	Awards	SARs(#)	Payouts	Compensation

Sheldon Berkle	2005	$244,615	$253,500	—	—	593,109	—	$10,245	(3)
President and	2004	—	—	—	—	—	—	—
Chief Executive Officer(1)

Don G. Burstyn,	2005	$256,875	$43,669	—	—	15,263	—	$10,860	(4)
Ph.D., Vice	2004	$120,192	$25,000	—	—	159,180	—	$966	(4)
President, Regulatory Affairs and Quality Assurance(2)

Robert Gallotto,	2005	$210,000	$42,000	—	—	27,890	—	$10,729	(5)
Vice President,	2004	$200,325	$38,000	—	—	47,973	—	$10,904	(5)
Strategic Planning and Alliance Management

Jonathan I. Lieber	2005	$206,000	$41,200	—	—	26,480	—	$10,734	(6)
Vice President,	2004	$198,430	$38,000	—	—	32,708	—	$11,089	(6)
Chief Financial Officer and Treasurer

Alexey L. Margolin,	2005	$271,282	$48,831	—	—	26,954	—	$10,859	(7)
Ph.D., Chief	2004	$269,585	$52,000	—	—	45,792	—	$11,140	(7)
Scientific Officer

Martin D. Williams	2005	$263,039	$30,000	—	—	141,735	—	$10,755	(9)
Former Vice	2004	—	—	—	—	—	—	—
President and Head of Corporate Development (8)

(1)	Mr. Sheldon Berkle was appointed our President and Chief Executive Officer in May 2005.

(2)	Dr. Burstyn joined the company in July 2004.

(3)	Represents $9,450 in matching contributions under our 401(k) plan and $795 in life insurance premiums in 2005.

(4)	Represents $966 in life insurance premiums in 2004 and $9,450 in matching contributions under our 401(k) plan and $1,410 in life insurance premiums in 2005.

(5)	Represents $9,225 in matching contributions under our 401(k) plan and $1,679 in life insurance premiums in 2004 and $9,450 in matching contributions under our 401(k) plan and $1,279 in life insurance premiums in 2005.

(6)	Represents $9,225 in matching contributions under our 401(k) plan and $1,864 in life insurance premiums in 2004 and $9,450 in matching contributions under our 401(k) plan and $1,284 in life insurance premiums in 2005.

(7)	Represents $9,225 in matching contributions under our 401(k) plan and $1,915 in life insurance premiums in 2004 and $9,450 in matching contributions under our 401(k) plan and $1,409 in life insurance premiums in 2005.

(8)	Mr. Williams was employed by the company from January 2005 through December 2005.

(9)	Represents $9,450 in matching contributions under our 401(k) plan and $1,305 in life insurance premiums.
Option Grants in Our Last Fiscal Year
     The following table shows information regarding stock options granted to the executive officers named in the summary compensation table above during our fiscal year ended December 31, 2005.

	Individual Grants

	Number of	% of Total			Potential Realizable
	Securities	Options/SARs	Exercise		Value at Assumed Annual Rates
	Underlying	Granted to	or Base		of Stock Price Appreciation
	Options/SARs	Employees in	Price	Expiration	for Option Term(2)
Name	Granted (#)(1)	Fiscal Year	($/Share)	Date	5%	10%

Sheldon Berkle	566,943	37.5%	$3.92	May 8, 2015	$11,629,940	$19,835,145

Don G. Burstyn	17,444	1.2%	$3.92	January 26, 2015	$357,836	$610,298

Robert Gallotto	37,069	2.5%	$3.92	January 26, 2015	$760,412	$1,296,901

Jonathan I. Lieber	21,805	1.4%	$3.92	January 26, 2015	$447,295	$762,873

Alexey L. Margolin, Ph.D.	34,889	2.3%	$3.92	January 26, 2015	$715,693	$1,220,631

Martin D. Williams(3)	141,735	9.4%	$3.92	January 4, 2015	2,907,470	$4,958,760

(1)	The options were granted pursuant to our 2002 Employee, Director and Consultant Stock Plan, which was amended and restated upon the completion of our initial public offering on January 26, 2006. Other than the options granted to Sheldon Berkle, the options granted to the above named executive officers are immediately exercisable for restricted stock, subject to a repurchase right. The options vest or alternatively the repurchase rights on any restricted stock lapse quarterly over a four-year period from the date of grant. The type and vesting schedule of Mr. Berkle’s options is included in the description of his employment agreement below.

(2)	Options were granted with an exercise price per share equal to the fair market value of our common stock on the date of grant, as determined by our board of directors. The potential realizable value is based on the assumption that our common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the ten-year term of the option. These numbers are calculated based on SEC requirements and do not reflect projections or estimates of future stock price growth. Potential realizable values are computed by:
•	multiplying the number of shares of common stock underlying each option by $15.00 per share, which was our initial public offering price per share;

•	assuming that the total stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire ten-year term of the option; and

•	subtracting from that result the total option exercise price.
Actual gains, if any, on stock option exercises will be dependent on the future performance of the common stock. The percentage of total options granted is based on an aggregate of 1,512,428 options granted by us to our employees in 2005, including the executive officers listed in the table above.

(3)	At December 31, 2005, Mr. Williams was no longer employed by the company. As a result, 115,161 of his unvested options were cancelled in December 2005 and 26,574 vested options remain exercisable until September 30, 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
     The following table shows information regarding exercises of options to purchase our common stock by each executive officer named in the Summary Compensation Table during the fiscal year ended December 31, 2005. The table also shows the aggregate value of options held by each executive officer named in the Summary Compensation Table as of December 31, 2005. Because there was no public trading market for the common stock as of December 31, 2005, the value realized upon the exercise of options and the value of the unexercised in-the-money options at year-end have been calculated using our initial public offering price of $15.00 per share minus the applicable per share exercise price.

			Number of Securities
	Shares		Underlying		Value of the Unexercised
	Acquired		Unexercised Options		In-The-Money Options
	on	Value	at Fiscal Year-End		at Fiscal Year-End
Name	Exercise	Realized (1)	Exercisable(2)	Unexercisable	Exercisable	Unexercisable

Sheldon Berkle	—	$—	490,434	76,509	$5,434,000	$847,720

Don G. Burstyn	—	$—	159,180	—	$1,763,714	—

Robert Gallotto	—	$—	141,735	—	$1,519,398	—

Jonathan I. Lieber	—	$—	185,346	—	$2,053,634	—

Alexey L. Margolin, Ph.D.	13,083	$45,006	195,158	—	$2,107,892	—

Martin D. Williams	—	$—	26,574	—	$294,440	—

(1)	Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

(2)	All of these options may be exercised immediately for shares of restricted stock, which are subject to a repurchase right by us that lapses on the same vesting schedule as the options.

Compensation of Directors
Compensation for Board Service
     During 2005, our non-employee directors received the following compensation for service on our board of directors and committees thereof:

Name	Cash	Stock Options(1)
John P. Richard	$30,000	55,606
Richard H. Aldrich	20,000	8,722
Lynn H. Brum	10,000	—
Stewart Hen	10,000	—
Peter L. Lanciano	—	—
Jonathan S. Leff	10,000	—
Manuel A. Navia, Ph.D.	20,000	8,722
Harry H. Penner, Jr.	—	—
Jonathan D. Root, M.D.	10,000	—
Michael S. Wyzga	30,000	10,903
(1)	All options have a ten-year term and an exercise price of $3.92 per share, and vest quarterly over four years, except for (a) 30,530 options granted to Mr. Richard, which were fully vested upon grant, (b) 5,451 options granted to Mr. Richard, which have an exercise price of $4.36 per share, and (c) 19,625 options granted on April 3, 2006 to Mr. Penner, which have an exercise price of $22.09 per share. In addition, all of these options, except for those granted to Mr. Penner, may be exercised immediately for shares of restricted stock, which are subject to a repurchase right by us that lapses on the same vesting schedule as the options.
         Our Board of Directors has adopted the following policy with respect to compensation of directors, effective as of January 26, 2006. Non-employee directors receive options to purchase 17,444 shares of common stock, vesting quarterly over a four-year period upon initial election to the board, and options to purchase 8,722 shares, vesting quarterly over a four-year period, each year thereafter. They also receive an annual cash retainer of $20,000. Non-employee directors serving as chairs of the nominating and governance committee and the compensation committee also receive an option to purchase 4,361 shares of common stock initially and an option to purchase 2,181 shares each year thereafter, each vesting quarterly over a four-year period, as well as an annual cash retainer of $10,000. The non-employee director serving as the chair of the audit committee also receives an option to purchase 4,361 shares of common stock initially and an option to purchase 2,181 shares each year thereafter, each vesting quarterly over a four year period, as well as an annual cash retainer of $12,500. Non-employee directors serving as members of committees of the board, other than the chairs of those committees, receive an option to purchase 2,181 shares of common stock initially and an option to purchase 1,090 shares each year thereafter, each vesting quarterly over a four-year period, as well as an annual cash retainer of $5,000, for each committee on which such person serves. Continued vesting of the options granted under the policy is subject to continued service on the board.

         Peter L. Lanciano. We have an agreement with Peter L. Lanciano, our director and former Chairman of the Board, President and Chief Executive Officer. Pursuant to the agreement, effective October 29, 2004, Mr. Lanciano resigned from his positions as our Chairman of the Board, President and Chief Executive Officer, as well as from all committees of our board of directors, and was appointed Vice-Chairman of our board of directors. Pursuant to the agreement, Mr. Lanciano provided management transition and support services through October 31, 2005. In consideration for his services, Mr. Lanciano received payments at a rate equal to his most recent monthly base salary in effect prior to October 29, 2004; received a bonus in 2004 in the amount of $95,000; benefited from a continuation of vesting of his stock options during the service term; and during the service term, participated in our medical insurance plans at our cost. In 2005, Mr. Lanciano earned $283,000, under this agreement. In November 2005, we amended Mr. Lanciano’s agreement to permit him to exercise any of his stock options that had vested as of October 31, 2005 until the earlier of three months after he ceases to be a member of our board of directors or December 31, 2006. In addition, Mr. Lanciano resigned as Vice Chairman of the Board effective October 31, 2005 but remains a member of our board of directors.
         Manuel A. Navia, Ph.D. In 2003, we entered into a consulting agreement with Dr. Navia, pursuant to which Dr. Navia, as a scientific founder of ours, agreed to consult with our scientists, provide direction with respect to grant funding and develop relationships with potential industry partners. In 2004, we paid Dr. Navia $20,938 pursuant to this agreement. Dr. Navia no longer provides such services to us.
         John P. Richard. From October 2004 to June 2005, we had an arrangement with Mr. Richard, the chairman of our board of directors, to provide management oversight services during our search for a chief executive officer. For such services, we granted him options to purchase 30,530 shares of our common stock and paid him $66,000 in fees and $53,250 as a bonus in 2005. All options granted to Mr. Richard under this arrangement have an exercise price of $3.92 per share, a ten-year term and were fully vested as of the date of grant.
         Pursuant to our 2002 Stock Plan, in the event of a merger or other reorganization event of the Company that also constitutes a change of control of the Company, as defined in the plan, all options issued to directors, whether or not employees, will become exercisable in full immediately prior to such event.
Employment, Severance and Change of Control Agreements
         Sheldon Berkle. We entered into an employment agreement with Sheldon Berkle, our President, Chief Executive Officer and a director in May 2005. Pursuant to the agreement, Mr. Berkle receives an annualized base salary of $400,000 and has an opportunity to earn an annual performance bonus of up to 50% of his salary, based on achievement of a series of personal and corporate objectives that our board of directors and Mr. Berkle define annually. Mr. Berkle also received a signing bonus of $153,500. Such bonus replaced a loan from us to Mr. Berkle in the amount of $150,000 at the commencement of his employment, which loan was repaid prior to the filing of the registration statement relating to our initial public offering. He will be required to repay $150,000 of the bonus amount in the event that he voluntarily terminates his employment or is terminated for cause prior to May 9, 2006, or $75,000 of the bonus amount in the event that he voluntarily terminates his employment or is terminated for cause after May 9, 2006 and before May 9, 2007, in each case less the amount of taxes he incurred in connection with his receipt of such portion of the bonus. Pursuant to the employment agreement, Mr. Berkle will be entitled to 12 months’ severance at a rate equal to his then-current base salary in the event that we terminate his employment without cause or he resigns for good reason, or if he resigns for good reason within six months after a change in control, as defined in our 2002 Stock Plan. We have agreed, in these circumstances, to assume payments under Mr. Berkle’s house and automobile leases in the Boston area for the 12-month severance period, or, if shorter, until the expiration of the respective terms of the leases, up to an aggregate of $25,000. Upon appointment as our President and Chief Executive Officer, Mr. Berkle received options to purchase 566,943 shares of our common stock at an exercise price of $3.92 per share. One quarter of the options will vest on the first anniversary of his employment, with the balance vesting monthly for three additional years. Of the 566,943 options, options to purchase 490,434 shares are immediately exercisable for shares of restricted stock, which are subject to a repurchase right by us that lapses based on the same vesting schedule as the options.

         Executive Retention Arrangements. Commencing on May 9, 2005 and for a period of one year thereafter, if we terminate the employment of any of our executive officers, other than Mr. Klement, without cause, we will either provide the officer with six months’ notice, or pay the officer his base salary and medical benefits for a period of six months following notice of termination.
         Acceleration of Vesting of Stock Options Upon a Change of Control. Pursuant to our 2002 Stock Plan, in the event a merger or other reorganization event also constitutes a change of control, all options issued to directors, whether or not employees, shall become exercisable in full immediately prior to such event.
         Pursuant to the stock option agreements of our executive officers, in the event that within one year after the date of a change in control, as defined in our 2002 Stock Plan,
•	the executive officer is terminated for any reason other than cause, as defined in our 2002 Stock Plan, or

•	the executive officer, as a condition to his remaining an employee, is required to relocate at least 50 miles from his or her current location of employment, or

•	there occurs a material adverse change in the executive officer’s duties, authority or responsibilities which causes his position with us to become of significantly less responsibility or authority than his position was immediately prior to the change in control, or

•	there occurs a material reduction in the executive officer’s base salary from the base salary received immediately prior to the change in control, the executive officer’s options will be fully vested and immediately exercisable as of the date of his last day of employment, unless the options have otherwise expired or been terminated pursuant to their terms or the terms of our 2002 Stock Plan.
Compensation Committee Interlocks and Insider Participation
         Compensation Committee Interlocks and Insider Participation. The members of our Compensation Committee during 2005 were Messrs. Aldrich and Hen and Drs. Navia and Root. No member of our compensation committee has at any time been an employee of ours. None of our executive officers serves or served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.
         Drs. Root and Navia and Mr. Hen and their affiliates have participated in transactions with us. For a detailed description of these transactions, see “Certain Relationships and Related Transactions.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
         The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2006 for (a) the executive officers named in the Summary Compensation Table, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 31, 2006 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 22,145,794 shares of common stock outstanding on March 31, 2006.

	Shares Beneficially Owned
Name and Address**	Number	Percent

5% or more stockholders
Warburg Pincus Private Equity VIII, L.P.(17) 466 Lexington Avenue, New York, NY 10017	4,307,163	18.8%
Entities affiliated with U.S. Venture Partners(18) 2735 Sand Hill Road, Menlo Park, CA 94025	3,371,421	15.0%
Vertex Pharmaceuticals Incorporated(19) 130 Waverly Street Cambridge, Massachusetts 02139	2,780,243	11.5%
Entities affiliated with Nomura International plc(20) Nomura House, 1 St. Martin’s-le-Grand London EC1A 4NP, United Kingdom	1,956,962	8.8%

Named Executive Officers
Sheldon Berkle(1)	542,102	2.4%
Don G. Burstyn(2)	174,443	*
Robert Gallotto(3)	169,625	*
Jonathan I. Lieber(4)	211,834	*
Alexey L. Margolin, Ph.D.(5)	432,316	1.9%

Directors
John P. Richard(6)	111,429	*
Richard H. Aldrich(7)	85,041	*
Lynne H. Brum(8)	2,780,243	11.5%
Stewart Hen(9)	4,307,163	18.8%
Peter L. Lanciano(10)	699,394	3.1%
Jonathan S. Leff(11)	4,307,163	18.8%
Manuel A. Navia, Ph.D.(12)	119,930	*
Harry H. Penner, Jr.(13)	0	*
Jonathan D. Root, M.D.(14)	3,380,143	15.0%
Michael S. Wyzga(15)	54,514	*
All current directors and executive officers as a group (18 persons) (16)	13,511,491	49.2%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

**	Unless otherwise indicated, the address of each beneficial owner listed is c/o Altus Pharmaceuticals Inc., 125 Sidney Street, Cambridge, Massachusetts 02139.

(1)	Consists of options to purchase 542,102 shares of common stock. One quarter of the options will vest on May 9, 2006, and thereafter an additional 1/48th of the total underlying option grant vests on a monthly basis, such that all options will be vested after four years. In addition, all of these options are immediately exercisable for shares of restricted stock, which are subject to a repurchase right by us that lapses based on the vesting schedule set forth in the previous sentence.

(2)	Consists of options to purchase 174,443 shares of common stock. 163,540 of such options have a term of ten years vesting over four years, with 1/16th of the options vesting every three months. 10,903 of these options have a term of ten years, vesting over two years, with 1/8th of the options vesting every three months. In addition, all of these options are immediately exercisable for shares of restricted stock, which are subject to a repurchase right by us that lapses based on the vesting schedule set forth in the previous sentences.

(3)	Consists of options to purchase 169,625 shares of common stock. 158,422 of such options have a term of ten years vesting over four years, with 1/16th of the options vesting every three months. In addition, all of these options are immediately exercisable for shares of restricted stock, which are subject to a repurchase right by us that lapses based on the vesting schedule set forth in the previous sentence.

(4)	Consists of options to purchase 211,834 shares of common stock. 200,931 of such options have a term of ten years vesting over four years, with 1/16th of the options vesting every three months. 10,903 of such options have a term of ten years, vesting over two years, with 1/8th of the options vesting every three months. In addition, all of these options are immediately exercisable for shares of restricted stock, which are subject to a repurchase right by us that lapses based on the vesting schedule set forth in the previous sentences.

(5)	Consists of 210,204 shares of common stock and options to purchase 222,112 shares of common stock. 211,209 of such options have a term of ten years vesting over four years, with 1/16th of the options vesting every three months. 10,903 of such options have a term of ten years, vesting over two years, with 1/8th of the options vesting every three months. In addition, all of these options are immediately exercisable for shares of restricted stock, which are subject to a repurchase right by us that lapses based on the vesting schedule set forth in the previous sentence.

(6)	Consists of options to purchase 111,429 shares of common stock. 68,687 of such options have a term of ten years vesting over four years, with 1/16th of the options vesting every three months. 42,742 of such options have a term of ten years and vested immediately upon grant. In addition, all of the options are immediately exercisable for shares of restricted stock, which are subject to a repurchase right by us that lapses based on the vesting schedule set forth above.

(7)	Consists of 30,527 shares of common stock and options to purchase 54,514 shares of common stock. All options have a term of ten years vesting over four years, with 1/16th of the options vesting every three months. In addition, all of these options are immediately exercisable for shares of restricted stock, which are subject to a repurchase right by us that lapses based on the vesting schedule set forth above.

(8)	Consists of the shares owned by Vertex as described in footnote 19 below. Ms. Brum disclaims beneficial ownership of the shares owned by Vertex except to the extent of her pecuniary interest therein.

(9)	Consists of the shares owned by WP VIII as described in footnote 17 below. Mr. Hen is a partner of WP and a managing director and member of WP LLC. Mr. Hen disclaims beneficial ownership of the shares owned by WP VIII except to the extent of his pecuniary interest therein.

(10)	Consists of 224,398 shares of common stock and options to purchase 222,074 shares of common stock held by Mr. Lanciano and 252,922 shares held in various trusts for the benefit of Mr. Lanciano’s minor children. Does not include 198,000 shares of common stock gifted by Mr. Lanciano to other members of his family. All of the options have a term of ten years and are exercisable until the earlier of three months after Mr. Lanciano ceases to be a member of our board of directors or December 31, 2006. The options were vested as of October 31, 2005.

(11)	Consists of the shares owned by WP VIII as described in footnote 17 below. Mr. Leff is a partner of WP and a managing director and member of WP LLC. Mr. Leff disclaims beneficial ownership of the shares owned by WP VIII except to the extent of his pecuniary interest therein.

(12)	Consists of 71,958 shares of common stock and options to purchase 47,972 shares of common stock. All options have a term of ten years vesting over four years, with 1/16th of the options vesting every three months. In addition, all of these options are immediately exercisable for shares of restricted stock, which are subject to a repurchase right by us that lapses based on the vesting schedule set forth above.

(13)	Mr. Penner became a member of our Board of Directors on April 1, 2006 and received options to purchase 19,625 shares of common stock. All options have a term of ten years vesting over four years, with 1/16th of the options vesting every three months.

(14)	Consists of the shares owned by U.S. Venture Partners and affiliated entities as described in footnote 18 below, in addition to options to purchase 8,722 shares of common stock. All options have a term of ten years vesting over four years, with 1/16th of the options vesting every three months. In addition, all of these options are immediately exercisable for shares of restricted stock, which are subject to a repurchase right by us that lapses based on the vesting schedule set forth above. Dr. Root disclaims beneficial ownership of the shares owned by the funds except to the extent of his pecuniary interest therein.

(15)	Consists of options to purchase 54,514 shares of common stock. All options have a term of ten years vesting over four years, with 1/16th of the options vesting every three months. In addition, all of these options are immediately exercisable for shares of restricted stock, which are subject to a repurchase right by us that lapses based on the vesting schedule set forth above.

(16)	See footnotes 2 through 15.

(17)	Consists of 3,589,246 shares of common stock owned of record by and warrants to purchase 717,917 shares of common stock held by Warburg Pincus Private Equity VIII, L.P. and two affiliated partnerships, or collectively, WP VIII. Warburg Pincus Partners LLC, or WP Partners LLC, a subsidiary of Warburg Pincus & Co., or WP, is the sole general partner of WP VIII. WP VIII is managed by Warburg Pincus LLC, or WP LLC. Charles R. Kaye and Joseph P. Landy are each Managing General Partners of WP and Co-Presidents and Managing Members of WP LLC. Messrs. Hen and Leff are general partners of WP and Managing Directors and Members of WP LLC. Each of these individuals disclaims beneficial ownership of the shares held by WP VIII except to the extent of any pecuniary interest therein.

(18)	Consists of 2,947,459 shares of common stock owned of record by and warrants to purchase 359,823 shares of common stock held by U.S. Venture Partners VIII, L.P.; 21,696 shares of common stock owned of record by and warrants to purchase 2,592 shares of common stock held by USVP VIII Affiliates Fund, L.P.; 27,665 shares of common stock owned of record by and warrants to purchase 3,303 shares of common stock held by USVP Entrepreneur Partners VIII-A, L.P.; and 14,778 shares of common stock owned of record by and warrants to purchase 1,765 shares of common stock held by USVP Entrepreneur Partners VIII-B, L.P. Voting and/or dispositive decisions with respect to the shares held by U.S. Venture Partners VIII, L.P, USVP VIII Affiliates Fund, L.P., USVP Entrepreneur Partners VIII-A, L.P. and USVP Entrepreneur Partners VIII-B, L.P. are made by their managing members: Dr. Root, Timothy Connors, Irwin Federman, Winston Fu, Steven Krausz, David Liddle, Christopher Rust, and Philip Young. Each disclaims beneficial ownership of the shares held by the entities except to the extent of any pecuniary interest therein.

(19)	Consists of 817,749 shares of common stock and warrants to purchase 1,962,494 shares of common stock held by Vertex. Vertex also holds 450,000 shares of redeemable preferred stock, which are not convertible into common stock and which are redeemable at the option of Vertex on or after December 31, 2010, or by us at any time. Voting and/or dispositive decisions with respect to the shares held by Vertex are made by Ms. Brum and other individuals. Each disclaims beneficial ownership of the shares held by Vertex except to the extent of any pecuniary interest therein.

(20)	Consists of 1,194,236 shares of common stock owned of record by and warrants to purchase 100,044 shares of common stock held by Nomura International plc; and 552,227 shares of common stock owned of record by and warrants to purchase 110,455 shares of common stock held by Nomura Phase4 Ventures L.P. Nomura Phase4 Ventures Limited, as appointee of Nomura International plc and as manager of Nomura Phase4 Ventures L.P. has voting and investment power over the shares held by Nomura International plc and Nomura Phase4 Ventures L.P. Nomura Phase4 Ventures Limited is a subsidiary of Nomura International plc which is a subsidiary of Nomura Holdings Inc., a publicly traded company. Mr. Yoshiki Hashimoto, the Head of Merchant Banking, Nomura International plc, and Dr. Denise Pollard-

Knight, the Head of Nomura Phase4 Ventures, are the only two members of the board of directors of Nomura Phase4 Ventures Limited and both of them, acting together, exercise the voting and investment power of Nomura Phase4 Ventures Limited. Mr. Hashimoto and Dr. Pollard-Knight disclaim beneficial ownership over any of the above shares.
Equity Compensation Plan Information
       The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2005.

	(a)	(b)	(c)

	Number of securities to be	Weighted-average exercise	Number of securities
	issued upon exercise of	price of outstanding options,	remaining available for future
	outstanding options,	warrants and rights	issuance under equity
Plan category	warrants and rights		compensation plans
(excluding securities reflected
in column (a))

Equity compensation plans approved by security holders (1)	3,056,795	$4.27	1,497,030

Equity compensation plans not approved by security holders	—	—	—

Total	3,056,795	$4.27	1,497,030

(1)	These plans consist of: our 1993 Stock Option Plan and our Amended and Restated 2002 Employee, Director and Consultant Stock Plan.
     Summary Description of the Company’s Stockholder Approved Equity Compensation Plans
     1993 Stock Option Plan
     We have terminated our 1993 Stock Option Plan, under which options to purchase 354,186 shares of common stock remained outstanding as of December 31, 2005. Although no more options may be granted under the plan, the terms of the plan continue to apply to all outstanding options. Our Board of Directors or any committee to which the Board of Directors delegates authority may, with the consent of the affected plan participants, amend outstanding awards consistent with the terms of the plan.
     Amended and Restated 2002 Employee, Director and Consultant Stock Plan
     Our 2002 Employee, Director and Consultant Stock Plan, or 2002 Stock Plan, initially was adopted by our Board of Directors in February 2002 and approved by our stockholders in January 2003. In January 2006, our Board of Directors adopted and our stockholders approved an amended and restated form of our 2002 Stock Plan. Our 2002 Stock Plan, as amended and restated, became effective upon the completion of our initial public offering and will expire on January 5, 2016. Under this plan, we may grant incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards. The number of shares of common stock authorized for issuance under this plan equals the sum of (1) 4,199,651 shares of our common stock plus (2) any shares of our common stock that are represented by awards granted under our 1993 Stock Option Plan that are forfeited, expire or are cancelled without delivery of shares or which result in the forfeiture of shares of our common stock back to us on or after December 31, 2005; provided, however, that no more than 354,186 shares shall be added to the plan pursuant to clause (2) above.
     In addition, our plan contains an “evergreen” provision, which allows for an annual increase in the number of shares available for issuance under the plan on the first day of each fiscal year during the period beginning on the first day of fiscal year 2007, and ending on the second day of fiscal year 2015. The annual increase in the number of shares shall be equal to the lowest of:
•	1,500,000 shares;

•	3% of the number of shares of our common stock outstanding on a fully diluted basis as of the close of business on the immediately preceding day, which is calculated by adding to the number of shares of common stock outstanding, the number of shares of common stock issuable upon conversion or exercise of any convertible securities; and

•	an amount determined by our Board of Directors.
     The Board of Directors has authorized our Compensation Committee to administer our plan. In accordance with the provisions of the plan, the Compensation Committee will determine the terms of options and other awards, including:
•	the determination of which employees, directors and consultants shall be granted options and other awards;

•	the number of shares subject to options and other awards;

•	the exercise price of each option which generally shall not be less than fair market value on the date of grant;

•	the schedule upon which options become exercisable;

•	the termination or cancellation provisions applicable to options;

•	the terms and conditions of other awards, including conditions for repurchase, termination or cancellation, issue price and repurchase price; and

•	all other terms and conditions upon which each award may be granted in accordance with our plan.
No participant may receive awards for more than 560,000 shares of common stock in any fiscal year.
     In addition, our Board of Directors or any committee to which the Board of Directors delegates authority may, with the consent of the affected plan participants, reprice or otherwise amend outstanding awards consistent with the terms of our plan.
     Upon a merger or other reorganization event, our Board of Directors, or the board of directors of any corporation assuming our obligations, may, in its sole discretion, take any one or more of the following actions pursuant to our plan, as to some or all outstanding awards:
•	provide that outstanding options shall be assumed or substituted by the successor corporation;

•	terminate unexercised outstanding options immediately prior to the consummation of such transaction unless exercised by the optionee;

•	make or provide for a cash payment to the participants equal to the difference between the merger price times the number of shares of our common stock subject to such outstanding options, to the extent then exercisable at prices not in excess of the merger price, and the aggregate exercise price of all such outstanding options, in exchange for the termination of such options;

•	provide that all or any outstanding options shall become exercisable in full immediately prior to such event; and

•	provide that outstanding awards shall be assumed or substituted by the successor corporation, become realizable or deliverable, or restrictions applicable to an award will lapse, in whole or in part, prior to or upon the merger or reorganization event.
     Pursuant to the stock plan, in the event a merger or other reorganization event also constitutes a change of control, all options issued to directors, whether or not employees, shall become exercisable in full immediately prior to such event.
     401(k) Plan
     We have a 401(k) defined contribution retirement plan in which all full-time employees are eligible to participate. Our 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code so that contributions by employees and by us to our 401(k) plan and income earned on plan contributions are not taxable to employees until withdrawn or distributed from the plan, and so that contributions, including employee salary deferral contributions, will be deductible by us when made. We provide matching contributions under our 401(k) plan for all participants.
Item 13. Certain Relationships and Related Transactions
     The following is a description of transactions that we entered into with our executive officers, directors or 5% stockholders since January 1, 2003. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future related party transactions will be approved by our audit committee.
Sales of Securities
     On May 21, 2004, Warburg Pincus, one of our principal stockholders, and affiliated entities, purchased 7,413,222 shares of our Series C convertible preferred stock at a price of $4.3147358 per share and warrants to purchase 1,630,914 shares of our Series C convertible preferred stock at an exercise price of $4.3147358 per share, for an aggregate purchase price of $31,986,094. These shares and warrants to purchase Series C convertible preferred stock were converted into 3,263,251 shares of our common stock and warrants to purchase 717,917 shares of common stock at the time of our initial public offering. In addition, in connection with that conversion, accrued dividends on the shares of Series C convertible preferred stock of $4,889,929 were converted into 325,995 shares of our common stock. Warburg Pincus and its affiliated entities are entitled to designate up to two individuals to our board of directors and we have agreed to nominate and use our reasonable efforts to cause Warburg Pincus’ designees to be elected. Messrs. Hen and Leff are managing directors of Warburg Pincus and are the current members of our board of directors designated by Warburg Pincus.
     On May 21, 2004, U.S. Venture Partners VIII, L.P., one of our principal stockholders, and affiliated entities, purchased 1,907,741 shares of our Series C convertible preferred stock at a price of $4.3147358 per share and warrants to purchase 419,704 shares of our Series C convertible preferred stock at an exercise price of $4.3147358 per share, for an aggregate purchase price of $8,231,398. These shares and warrants to purchase Series C convertible preferred stock were converted into 839,773 shares of our common stock and warrants to purchase 184,749 shares of common stock at the time of our initial public offering. In connection with that conversion, accrued dividends on the shares of Series C convertible preferred stock of $1,258,389 were converted into 83,891 shares of our common stock. Dr. Root is a general partner of U.S. Venture Partners and is the current member of our board of directors designated by U.S. Venture Partners.
     On May 21, 2004, Nomura International plc, one of our principal stockholders, and affiliated entities, purchased 1,140,570 shares of our Series C convertible preferred stock at a price of $4.3147358 per share and warrants to purchase 250,926 shares of our Series C convertible preferred stock at an exercise price of $4.3147358 per share, for an aggregate purchase price of $4,921,258. These shares and warrants to purchase Series C convertible preferred stock were converted into 502,071 shares of our common stock and warrants to purchase 110,455 shares of common stock at the time of our initial public offering. In connection with that conversion, accrued dividends on the shares of Series C convertible preferred stock of $752,346 were converted into 50,156 shares of our common stock.
     The holders of the above described shares of our convertible preferred stock and warrants to purchase shares of our convertible preferred stock are entitled to registration rights. See “Description of Capital Stock — Registration Rights,” incorporated herein by reference to our Registration Statement on Form S-1, Registration No. 333-129037.

Laboratory Space and Equipment Lease
     Vertex, one of our principal stockholders, leased us laboratory space and equipment during the three years ended December 31, 2005 pursuant to a Sublease Agreement dated February 1, 1999, as amended. The total amounts paid to Vertex under the lease were approximately $91,000 in 2005, $91,000 in 2004 and $121,000 in 2003. Ms. Brum is an executive officer of Vertex and is the current member of our board of directors designated by Vertex.
Director and Executive Officer Compensation
     Please see “Executive Compensation — Compensation of Directors” for a discussion of options granted and payments made to our non-employee directors. Please see “Executive Compensation — Compensation of Executive Officers” and “Executive Compensation — Option Grants in our Last Fiscal Year” for additional information regarding compensation of our executive officers.
Employment and Consulting Agreements
     We have entered into an employment agreement with Mr. Berkle, our President and Chief Executive Officer, and into other agreements with our executive officers. For information regarding these agreements, please refer to the section entitled “Executive Compensation — Employment, Severance and Charge of Control Agreements” and “Executive Compensation — Director Compensation.”
Item 14. Principal Accountant Fees and Services
     The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2005, and December 31, 2004, and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

	2005	2004
Audit fees:(1)	$788,873	$130,500
Audit related fees:	—	—
Tax fees:(2)	13,500	21,500
All other fees:(3)	2,500	15,764
Total	804,873	167,764

(1)	Audit fees consisted of audit work performed as well as work generally only the independent auditor can reasonably be expected to provide, including $632,213 of costs associated with the preparation and review of our Registration Statement on Form S-1 relating to our initial public offering.

(2)	Tax fees consist principally of assistance with matters related to tax compliance and reporting.

(3)	All other fees in 2005 and 2004 consisted principally of various accounting and tax consulting work.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors
Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.
Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate estimate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.
     1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.
     2. Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.
     3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.
     4. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from the independent auditor.
Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.
The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a) 1. Consolidated Financial Statements

The Consolidated Financial Statements were filed as part of our original Annual Report on
Form 10-K.

(a) 2. Consolidated Financial Statement Schedules

All schedules are omitted because they are not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) 3.Exhibits

Exhibit
Number		Description of Exhibit

3	.1(1)	Restated Certificate of Incorporation of the Registrant.

3	.2(1)	Restated By-laws of the Registrant.

4	.1(1)	Form of Common Stock Certificate.

4	.2(1)	Amended and Restated Stockholders Voting Agreement, dated as of May 21, 2004, as amended.

4	.3(1)	Amended and Restated Investor Rights Agreement, dated as of May 21, 2004.

4	.4(1)	Amended and Restated Right of First Refusal and Co-Sale Agreement, dated as of May 21, 2004.

4	.5(1)	Amended and Restated Voting Standstill Agreement, dated as of May 21, 2004.

4	.6(1)	Form of Common Stock Warrant to Vertex Pharmaceuticals Incorporated.

4	.7(1)	Form of Common Stock Warrant to General Electric Capital Corporation.

4	.8(1)	Form of Common Stock Warrant to Oxford Finance Corporation.

4	.9(1)	Form of Common Stock Warrant to Cystic Fibrosis Foundation Therapeutics, Inc.

4	.10(1)	Form of Common Stock Warrant to Transamerica Business Credit Corporation.

4	.11(1)	Form of Common Stock Warrant to SG Cowen & Co.

4	.12(1)	Form of Series B Preferred Stock Warrant, as amended, together with a schedule of warrant holders.

4	.13(1)	Form of Series C Preferred Stock Warrant, together with a schedule of warrant holders.

10	.1@(1)	1993 Stock Option Plan, as amended.

10	.2@(1)	Form of Incentive Stock Option Agreement under the 1993 Stock Option Plan.

10	.3@(1)	Form of Non-Qualified Stock Option Agreement under the 1993 Stock Option Plan.

10	.4@(1)	Amended and Restated 2002 Employee, Director and Consultant Stock Plan.

10	.5@(1)	Pre-IPO Form of Incentive Stock Option Agreement under the Amended and Restated 2002 Employee, Director and Consultant Stock Plan applicable to Executive Officers.

10	.5.1@(1)	Post-IPO Form of Incentive Stock Option Agreement under the Amended and Restated 2002 Employee, Director and Consultant Stock Plan applicable to Executive Officers.

10	.6@(1)	Pre-IPO Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2002 Employee, Director and Consultant Stock Plan applicable to Executive Officers.

10	.6.1@(1)	Post-IPO Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2002 Employee, Director and Consultant Stock Plan applicable to Executive Officers.

10	.7@(1)	Form of Indemnification Agreement between the Registrant and its Directors and Executive Officers.

10	.8(1)	Master Lease Agreement between the Registrant and General Electric Capital Corporation, dated as of May 21, 2002, as amended.

10	.9(1)	Master Loan and Security Agreement between Oxford Finance Corporation and the Registrant, dated as of December 17, 1999, as amended.

10	.10(1)	Form of Promissory Note issued to Oxford Finance Corporation.

10	.11(1)	Master Security Agreement between Oxford Finance Corporation and the Registrant, dated August 19, 2004

Exhibit
Number		Description of Exhibit

10	.12(1)	Form of Promissory Note issued to Oxford Finance Corporation.

10	.13+(1)	Technology License Agreement by and between the Registrant and Vertex Pharmaceuticals Incorporated, dated as of February 1, 1999, as amended.

10	.14+(1)	Cooperative Development Agreement between Amano Enzyme, Inc. and the Registrant dated as of November 8, 2002, as amended.

10	.15+(1)	Strategic Alliance Agreement between the Registrant and Cystic Fibrosis Foundation Therapeutics, Inc., dated as of February 22, 2001, as amended.

10	.16+(1)	Development, Commercialization and Marketing Agreement between the Registrant and Dr. Falk Pharma GmbH dated as of December 23, 2002.

10	.17@(1)	Letter Agreement between the Registrant and Sheldon Berkle, dated as of May 6, 2005, as amended.

10	.18@(1)	Separation Agreement between the Registrant and Peter L. Lanciano, dated as of November 24, 2004, as amended.

10	.19@(1)	Consulting Agreement between the Registrant and Manuel A. Navia, dated as of March 1, 2003.

10	.20@(1)	Description of Arrangement between the Registrant and John P. Richard, effective as of October 28, 2004.

10	.21(1)	Lease Agreement between the Registrant and Rizika Realty Trust for 125 Sidney Street, Cambridge, MA, dated as of April 4, 2002, as amended.

10	.22(1)	Lease Agreement between the Registrant and Fort Washington Realty Trust for 625 Putnam Ave, Cambridge, dated as of March 1, 1993, as amended.

10	.23@(1)	Description of Executive Officer Retention Arrangements.

10	.24(1)	Sublease Agreement between the Registrant and Vertex Pharmaceuticals Incorporated for 618 Putnam Ave, Cambridge, dated as of February 1, 1999, as amended.

10	.25(1)	Sublease Agreement between the Registrant and Transkaryotic Therapies, Inc., dated as of July 23, 2004.

10	.26+(1)	Purchase Agreement between the Registrant and Sandoz, GmbH, dated as of October 10, 2005.

10	.27@(1)	Summary of Executive Compensation.

10	.28@(1)	Director Compensation Policy.

10	.29(2)	Third Amendment to Lease Agreement between the Registrant and Rizika Realty Trust for 125 Sidney Street, Cambridge, MA, dated as of February 13, 2006.

21	.1(3)	Subsidiaries of the Registrant

31	.1(3)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31	.2(3)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.3		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.4		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	.1(3)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-129037), as initially filed with the Commission on October 17, 2005.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51711) as filed with the Commission on February 15, 2006.
(3)	Previously filed with the Registrant’s Annual Report on Form 10-K (File no. 000-51711), as filed with the Commission on March 30, 2006.

@	Denotes management compensation plan or contract.

+	Confidential treatment has been granted as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

altus pharmaceuticals inc.

By:	/s/	Sheldon Berkle

Sheldon Berkle
President and Chief Executive Officer
Date: May 1, 2006