Form 10-Q
period 2006-03-31
Altus Pharmaceuticals Inc.
filed 2006-05-12
CIK 1340744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of May 5, 2006 was 22,186,751.

Part I
Item 1. Financial Statements
ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$76,619	$12,872
Investments	51,283	17,189
Prepaid expenses and other current assets	1,639	2,406

Total current assets	129,541	32,467

PROPERTY AND EQUIPMENT, Net	6,376	6,763

OTHER ASSETS, Net	1,300	1,354

TOTAL ASSETS	$137,217	$40,584

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,268	$6,535
Current portion of long-term debt	2,113	2,271
Current portion of deferred revenue	9,463	9,412

Total current liabilities	16,844	18,218

Long-term debt	3,219	3,708
Long-term portion of deferred revenue	2,616	4,232

TOTAL LIABILITIES	22,679	26,158

CONTINGENCIES (Note 7)

REDEEMABLE PREFERRED STOCK:
Redeemable Preferred Stock, par value $.01 per share; 450,000 shares authorized, issued and outstanding at March 31, 2006 and December 31, 2005 (liquidation value of $6,113 at March 31, 2006 and $6,056 at December 31, 2005) at accreted redemption value	5,980	5,879
Series B Convertible Preferred Stock, par value $.01 per share; no shares authorized, issued and outstanding at March 31, 2006; 12,928,155 shares authorized, 11,773,609 shares issued and outstanding at December 31, 2005 (liquidation value of $63,614 at December 31, 2005) at accreted redemption value	—	62,159
Series C Convertible Preferred Stock, par value $.01 per share; no shares authorized, issued and outstanding at March 31, 2006; 14,420,359 shares authorized, 11,819,959 shares issued and outstanding at December 31, 2005 (liquidation value of $58,407 at December 31, 2005) at accreted redemption value	—	51,335

STOCKHOLDERS’ EQUITY (DEFICIT):
Series A Convertible Preferred Stock, par value $.01 per share; no shares authorized, issued and outstanding at March 31, 2006; 87,500 shares authorized, issued and outstanding at December 31, 2005 (liquidationvalue of $4)	—	897
Common stock, par value $.01 per share; 100,000,000 shares authorized, 22,145,794 shares issued and outstanding at March 31, 2006; 47,113,986 shares authorized, 1,842,809 shares issued and outstanding at December 31, 2005	221	18
Additional paid-in capital	239,001	14,272
Accumulated deficit	(130,664)	(120,134)

Total stockholders’ equity (deficit)	108,558	(104,947)

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$137,217	$40,584

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005

CONTRACT REVENUE	$1,512	$1,484

COSTS AND EXPENSES:
Research and development	9,789	6,887
General, sales and administrative	3,107	1,762

Total costs and expenses	12,896	8,649

LOSS FROM OPERATIONS	(11,384)	(7,165)

OTHER INCOME (EXPENSE):
Interest income	1,046	241
Interest expense	(192)	(175)

Other income (expense) — net	854	66

NET LOSS	(10,530)	(7,099)

PREFERRED STOCK DIVIDENDS AND ACCRETION	(986)	(2,706)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,516)	$(9,805)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE — BASIC AND DILUTED	$(0.76)	$(5.71)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	15,146	1,718

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,530)	$(7,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	770	638
Stock-based compensation expense related to the issuance of stock options and restricted stock	441	162
Noncash interest expense related to advance against a future milestone	56	56
Noncash interest expense related to common stock warrants	—	6
Changes in assets and liabilities:
Prepaid expenses and other current assets	767	105
Accounts payable and accrued expenses	(1,330)	(663)
Deferred revenue recognized	(1,565)	(1,213)

Net cash used in operating activities	(11,391)	(8,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(59,109)	(16,852)
Maturities/sales of investments	25,015	23,787
Purchases of property and equipment	(322)	(1,370)

Net cash (used in) provided by investing activities	(34,416)	5,565

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering of common stock	110,164	—
Proceeds from exercise of stock options	37	6
Proceeds from long-term debt	—	2,078
Repayment of debt	(647)	(436)

Net cash provided by financing activities	109,554	1,648

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,747	(795)

CASH AND CASH EQUIVALENTS—Beginning of period	12,872	9,489

CASH AND CASH EQUIVALENTS—End of period	$76,619	$8,694

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$135	$119

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
First month’s payments withheld from long-term debt proceeds	$—	$53

Series B Convertible Preferred Stock and Series C Convertible Preferred Stock converted to common stock	$114,290	$—

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
1.	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim reporting. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position and results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission.
The condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.
2.	INITIAL PUBLIC OFFERING
In January 2006, the Company completed an initial public offering of 8,050,000 shares of its common stock at a public offering price of $15.00 per share. Net proceeds to the Company were approximately $110.2 million, after deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $10.6 million.
In connection with the initial public offering, the outstanding shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) were converted into 5,182,651 shares of common stock, the outstanding shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) were converted into 5,203,059 shares of shares of common stock and the outstanding shares of Series A Convertible Preferred Stock were converted into 381,596 shares of common stock. As a result, the Company no longer recognizes dividend and accretion expense for these classes of preferred stock. Furthermore, the Company issued an additional 872,054 shares of common stock in satisfaction of $13.1 million of accrued but unpaid dividends on the Series B Preferred Stock, and 519,774 shares of common stock were issued in satisfaction of $7.1 million of accrued but unpaid dividends on the Series C Preferred Stock. The outstanding warrants to purchase Series B Preferred Stock were automatically converted into 508,214 warrants to purchase shares of the Company’s common stock at an exercise price of $9.80 per share, and the outstanding warrants to purchase Series C Preferred Stock were automatically converted into 1,144,670 warrants to purchase shares of the Company’s common stock at an exercise price of $9.80 per share. All of these converted warrants became exercisable immediately upon conversion.
3.	REVENUE RECOGNITION
Contract revenue consists of non-refundable research and development funding under collaborative agreements with corporate collaborators and grants from various U.S. government and non-government institutions. Research and development funding generally compensates the Company for a portion or all of the costs associated with the development and testing related to the collaborative research programs or grants.
Revenue under collaboration agreements with collaborators and non-government institutions is generally recognized using the proportional performance method and is based on the percentage of costs incurred relative to the total costs estimated to be incurred to complete the research program, to the extent such amount is not greater than the cash received. The Company uses an input based measure, specifically direct costs, to determine proportional performance because, for its current agreements, the Company believes that the use of an input based measure is a more accurate representation of proportional performance than an output based measure, such as milestones. The Company believes that the direct cost method also most closely reflects the level of effort related to the Company’s research and development collaborations. The impact of fluctuation in exchange rates under collaborative agreements that are denominated in a foreign currency is reflected in deferred revenue at the time cash is received and in revenue at each reporting period. The Company periodically reviews the estimated development costs and, to the extent such estimates change, the cumulative impact of such change is recorded in operations at that time. As a result, the possibility exists that revenue may increase or decrease in future periods as estimated costs increase or decrease, without additional cash inflows from the collaborative partner or non-government institution.
Contract amounts which are not due until the customer accepts or verifies the research results are not recognized as revenue until payment is received or the customer’s acceptance or verification of the results is evidenced, whichever occurs earlier. In the event warrants are issued in connection with a collaborative agreement, contract revenue is recorded net of amortization of the related warrants.
Payments received in advance of revenue recognized under collaborative agreements are recorded as deferred revenue. Since the payments received under the collaborative agreements are non-refundable, the termination of a collaborative agreement prior to its completion could result in an immediate recognition of deferred revenue relating to payments already received from the collaborative partner but not previously recognized as revenue.
Research and development funding under grants from the United States government and its agencies is recognized as revenue as development costs are incurred and billed in accordance with the terms of the grant.
4.	STOCK-BASED COMPENSATION
Effective January 1, 2002, the Company elected to expense the cost of employee stock options in accordance with the fair value method as contained in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting and Disclosure of Stock-Based Compensation. Under SFAS No. 123, the fair value for options is estimated at the date of grant using the Black-Scholes option-pricing model, and, in specified situations, input from valuation specialists. The election was effective as of the beginning of fiscal 2002 and applies to all stock options issued after the effective date.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, (“SFAS 123(R)”). On January 1, 2006, the Company adopted SFAS 123(R), as required, using the modified prospective application method. The Company will continue to determine the fair value of equity instruments using the Black-Scholes option-pricing model and to recognize compensation cost ratably over the appropriate vesting period.
The fair value recognition provisions of SFAS 123 are similar to those in SFAS 123(R), except that SFAS 123 allowed forfeitures to be accounted for as they occur. Under the modified prospective application method, the compensation expense relating to the unvested portion of previously granted awards at the adoption date is adjusted for estimated forfeitures, and the adjusted compensation expense is recognized ratably over the remaining vesting period. Pre-vesting forfeitures for all grants awarded after January 1, 2006 and for the unvested portion of previously granted awards that were outstanding at the date of adoption of SFAS 123(R) were estimated to be approximately 2.5% per annum based on historical experience.
Had the Company adopted SFAS 123(R) in prior years the impact of adoption on the Company’s 2005 net loss and net loss per share would have been reduced by $4,000 and $0.01, respectively.

The fair value of the stock options granted was estimated on the date of grant using all relevant information, including application of the Black-Scholes option-pricing model. When applying the Black-Scholes option-pricing model to compute stock-based compensation the Company assumed the following for the three months ended March 31:

	2006	2005
Weighted average risk-free interest rate	4.4%	3.8%
Expected average option life	6.25 years	5 years
Volatility	75%	None
Dividends	None	None
Upon the Company’s initial filing of its Form S-1 Registration Statement on October 17, 2005, the Company began utilizing a volatility factor in valuing options granted to employees. To determine an appropriate volatility factor the Company reviewed volatility factors being used by a group of peer companies, and selected a volatility factor consistent with those used by this group of peers. Prior to October 17, 2005, the Company had excluded a volatility factor, as permitted for private companies under the provisions of SFAS 123.

The Company operates the 2002 Employee, Director, and Consultant Stock Option Plan (the “2002 Plan”), which replaced the 1993 Stock Option Plan (the “1993 Plan”) on February 7, 2002. In January 2006, the Board of Directors authorized an additional 1,200,000 shares to be available for future grant under the 2002 Plan. Under the 1993 and 2002 Plans, the total number of shares issuable upon exercise of outstanding stock options or available for future grant to employees, directors and consultants at March 31, 2006 was 4,545,585 shares.
A summary of the stock option activity under the 1993 Plan and 2002 Plan is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Options outstanding—January 1, 2006	3,056,795	$4.27

Granted	298,527	11.93
Exercised	(8,254)	4.52
Canceled	(14,036)	4.65

Options Outstanding—March 31, 2006	3,333,032	$4.96	8.3	$56,698	*

Options exercisable—March 31, 2006	3,322,082	$4.89	8.3	$56,597	*

Options vested—March 31, 2006	1,366,768	$4.21	7.1	$24,222	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of stock was $21.93 at March 31, 2006.
During the three months ended March 31, 2006 and 2005, a total of 8,254 and 4,000 options were exercised, respectively. The aggregate intrinsic value of these options exercised was $86,000 and $1,000, respectively, as of the date of exercise. Cash received upon the exercise of stock options was $37,000 and $6,000, respectively, and no tax benefit was recognized from the exercises due to the Company’s net operating losses. The Company issues shares for the exercise of stock options from unissued reserved shares.
The weighted-average fair value per share of employee options granted at exercise prices equal to fair market value during the three months ended March 31, 2006 and 2005 was $10.44 and $1.11, respectively.
All option grants under the 1993 and 2002 Plans are nonstatutory (nonqualified) stock options except option grants to employees (including officers and directors) intended to qualify as incentive stock options under the Internal Revenue Code. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant. Nonqualified stock options may be granted at an exercise price established by the Board of Directors at its sole discretion. Vesting periods are generally based on a service period of four years and are determined by the Board of Directors or a delegated subcommittee or officer. Options and awards granted prior to January 25, 2006 are generally exercisable immediately, but the shares purchased are subject to restriction on transfer until vested. At March 31, 2006, the Company had no such shares outstanding. In the event of termination of an employee or the business relationship with a nonemployee, the Company may repurchase all unvested shares from the optionee at the original issue price. Options granted under the 1993 and 2002 Plans expire no more than 10 years from the date of grant.
In November 2005, the FASB issued FASB Staff Position No. FAS123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company is considering whether to adopt the alternative transition method provided in the FASB Staff Position (“FSP”) for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). The Company is currently evaluating which transition method it will use for calculating its APIC pool. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. Until and unless the Company elects the transition method described in the FSP, it will follow the transition method provided in FAS 123(R).
5.	NET LOSS PER SHARE
Basic and diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented.

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2006	2005
Numerator:
Net loss attributable to common stockholders	$(11,516)	$(9,805)

Denominator:
Weighted average common shares outstanding	15,146	1,718

Net loss attributable to common stockholders per share — basic and diluted	$(0.76)	$(5.71)

Outstanding dilutive securities not included in the calculation of diluted net loss attributable to common stockholders per share were as follows:

	Three Months Ended
	March 31,
(In thousands)	2006	2005

Series A, B and C convertible preferred stock:
Preferred shares	—	10,767
Preferred stock warrants	—	1,653
Options to purchase common stock	3,333	2,540
Warrants to purchase common stock	2,285	2,468

Total	5,618	17,428

6.	INVESTMENTS
The Company invests available cash primarily in bank certificates of deposit and investment-grade commercial paper, corporate notes and government securities. Securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and are classified as held-to-maturity. All of the Company’s investments are classified as held-to-maturity and have maturity dates of less than one year.
Investments consisted of the following at March 31, 2006:

		Gross	Aggregate
	Amortized	Unrealized	Fair
(in thousands)	Cost	Gains/(Losses)	Value
Corporate fixed income	$6,975	$131	$7,106
Government securities	25,889	(12)	25,877
Commercial paper	18,319	(2)	18,317
Certificates of deposit	100	3	103

Total	$51,283	$120	$51,403

Investments consisted of the following at December 31, 2005:

		Gross	Aggregate
	Amortized	Unrealized	Fair
(in thousands)	Cost	Losses	Value
Corporate fixed income	$10,904	$(38)	$10,866
Government securities	5,985	(5)	5,980
Certificates of deposit	300	(1)	299

Total	$17,189	$(44)	$17,145

7.	CONTINGENCIES
Dr. Falk Pharma GmbH — The Company’s collaborator, Dr. Falk Pharma GmbH, or Dr. Falk, has asserted that there is a third-party foreign patent with claims that may be relevant to ALTU-135, one of the Company’s two lead product candidates, and, therefore, that the Company breached a representation in its agreement with Dr. Falk and may be liable for damages under the agreement. The Company does not believe that it breached its agreement and is in discussions with Dr. Falk to resolve this matter. The Company also believes that if this patent were asserted against it, it is likely that the Company would not be found to infringe any valid claim of the patent relevant to its development and commercialization of ALTU-135. The Company cannot predict the outcome of this matter with certainty.
******

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward—Looking Statements and Risk Factors
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Item 1A (PART II) of this report and in our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Risk Factors”.
     Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. You should read this document with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.
Overview
     We are a biopharmaceutical company focused on the development and commercialization of oral and injectable protein therapeutics for gastrointestinal and metabolic disorders, with two product candidates in clinical development. We are using our proprietary protein crystallization technology to develop protein therapies, which we believe will have significant advantages over existing products and will address unmet medical needs. Our product candidates are designed to either increase the amount of a protein that is in short supply in the body or degrade and remove toxic metabolites from the blood stream. Our two lead product candidates are: ALTU-135, for which we have completed a Phase II clinical trial in cystic fibrosis patients for the treatment of malabsorption due to exocrine pancreatic insufficiency, and ALTU-238, for which we are currently conducting a Phase II clinical trial in adults for the treatment of growth hormone deficiency. We also have a pipeline of other product candidates in preclinical research and development. We have generated significant losses as we have advanced our lead product candidates into clinical development and expect to continue to generate losses as ALTU-135 and ALTU-238 move into later stages of clinical development. As of March 31, 2006, we had an accumulated deficit of $130.7 million.
     On January 31, 2006, we completed an initial public offering of 8,050,000 shares of common stock at a price of $15.00 per share. Net proceeds to us from the offering were approximately $110.2 million (net of underwriting discounts and commissions and offering expenses of approximately $10.6 million). We currently intend to use our existing cash resources to fund a portion of the development activities for ALTU-135 and ALTU-238, and the remainder to fund research and development activities for our preclinical product candidates and general corporate purposes, including capital expenditures and working capital.
Financial Operations Overview
     Revenue. Our contract revenue consists primarily of amounts earned under collaborative research and development agreements relating to ALTU-135 with Cystic Fibrosis Foundation Therapeutics Inc, or CFFTI and Dr. Falk Pharma GmbH, or Dr. Falk.
     In February 2001, we entered into a strategic alliance agreement with CFFTI to collaborate on the development of ALTU-135 and specified derivatives of ALTU-135 in North America for the treatment of malabsorption due to exocrine pancreatic insufficiency in patients with cystic fibrosis and other indications. The agreement, in general terms, provides us with funding from CFFTI for a portion of the development costs of ALTU-135 upon the achievement of specified development milestones, up to a total of $25.0 million, in return for specified payment obligations and our obligation to use good faith reasonable efforts to develop and bring ALTU-135 to market in North America. As of March 31, 2006, we had received a total of $18.4 million of the $25.0 million available under the CFFTI agreement and recognized cumulative revenue of $10.2 million. Under the terms of the agreement, we may receive an additional milestone payment of $6.6 million, less an amount determined by when we achieve the milestone.
     In December 2002, we entered into a development, commercialization and marketing agreement with Dr. Falk for the development by us of ALTU-135 and the commercialization by Dr. Falk of ALTU-135, if approved, in Europe, the countries of the former Soviet Union, Israel and Egypt. Under the agreement, we granted Dr. Falk an exclusive, sublicensable license under specified patents that cover ALTU-135 to commercialize ALTU-135 for the treatment of symptoms caused by exocrine pancreatic insufficiency. As of March 31, 2006, we had received upfront and milestone payments from Dr. Falk under the agreement totaling €11.0 million, which equated to $12.9 million based on exchange rates in effect at the times we received the milestone payments, and recognized cumulative revenue of $8.2 million. In addition, Dr. Falk has agreed to pay a portion of the development expenses we incur in connection with the conduct of an international Phase III clinical trial of ALTU-135, including costs relating to the process of obtaining regulatory approval, project management costs, statistical design and studies, and preparation of reports. Dr. Falk holds all commercialization and marketing rights in the licensed territory, and we are entitled to receive royalties based on the net sales of ALTU-135 in the licensed territory and revenue for the ALTU-135 capsules supplied by us to Dr. Falk. Under the terms of the agreement, the license to Dr. Falk will continue in each country in the licensed territory until the later of the expiration of the last-to-expire of specified patents that cover ALTU-135 in that country or 12 years from the date of first commercial sale of ALTU-135 in that country.
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
     We have completed a Phase II clinical trial of ALTU-135 and are designing and preparing for a Phase III clinical trial of the solid form of ALTU-135 and conducting related development activities. Our current estimate of the total costs we will incur to complete the development of ALTU-135 and submit a New Drug Application, or NDA, to the FDA is approximately $118 million, excluding non-cash compensation expense and depreciation. We may revise this estimate in the future. As of March 31, 2006, we had incurred approximately $51.9 million of these total costs. We also completed a Phase I clinical trial and are currently conducting a Phase II clinical trial of ALTU-238. From January 1, 2003, the date on which we began separately tracking development costs for ALTU-238, through March 31, 2006, we incurred approximately $16.6 million in total development costs for this product candidate. We expect our research and development costs to increase substantially for the foreseeable future.

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
     Interest and Other Income (Expense), Net. Interest income consists of interest earned on our cash and cash equivalents and short-term investments. Interest expense consists of interest incurred on capital leases and other debt financings, which are primarily equipment loans. Other income (expense), net consists primarily of foreign currency gains (losses).
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
Critical Accounting Policies and Significant Judgments and Estimates
     As fully described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2005, and as discussed below, we consider our critical accounting policies to be as follows. We refer the reader to our Annual Report on Form 10-K for more information on these policies.
•	Revenue;

•	Accrued expenses; and

•	Income taxes
     Stock-based compensation. In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is known as SFAS 123(R) and replaces SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS 123(R) requires public entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of the awards.

     We adopted SFAS 123(R) effective January 1, 2006. We applied the modified prospective application transition method of adoption. Under this application, entities must recognize compensation expense based on the grant-date fair value for new awards granted or modified after the effective date and for unvested awards outstanding on the effective date. The adoption of SFAS 123(R) did not have a significant impact on our condensed consolidated financial statements, since we adopted the fair value method of accounting for stock-based compensation, as described by SFAS 123, effective January 1, 2003. See Note 4 of our unaudited condensed consolidated financial statements for the disclosures required by SFAS 123(R).
Results of Operations
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Revenue
     Contract revenue for the three months ended March 2006 and 2005 was $1.5 million. An increase in revenue related to ALTU-135 was offset by a decrease in revenue related to government grants. The increase in revenue related to ALTU-135 was due primarily to an increase in development activities and a reduction of our estimated total development costs for ALTU-135, which occurred in the third quarter of 2005. Under the proportional performance method, such a change in estimated total development costs affects the rate at which revenue is recognized both in the period of the change and in future periods. A significant portion of our contract revenue is generated from revenue recognized under the proportional performance method from collaboration agreements for ALTU-135 with CFFTI and Dr. Falk. We incurred research and development costs in each year to advance ALTU-135 and recognized revenue based on those costs. During the three months ended March 31, 2005, we recognized $0.3 million of revenue related to government grants. We did not have any revenue related to government grants during the three months ended March 31, 2006.
Research and development expense

	Three Months Ended March 31,		Change
	2006	2005	$	%
	(dollars in thousands)
ALTU-135	$3,605	$3,153	$452	14%
ALTU-238	3,909	1,920	1,989	104%
Other research and development	2,275	1,814	461	25%

Total research and development	$9,789	$6,887	$2,902	42%

     Research and development expense for the three months ended March 31, 2006 increased 42% to $9.8 million from $6.9 million for the three months ended March 31, 2005, due primarily to an increase in development costs relating to ALTU-135, ALTU-238 and our pre-clinical product candidates and an increase in personnel. ALTU-135 costs during 2006 related to: manufacturing of materials for planned toxicity and Phase III studies and additional Phase III preparatory activities, including increased formulation and process development work for ALTU-135, as well as activities relating to a technical transfer to Amano of processes related to the manufacture of ALTU-135. ALTU-238 costs during the three months ended March 31, 2006 related to the ongoing Phase IIa study and the purchase of materials for ongoing process development and formulation activities. In addition, we incurred increased pre-clinical costs in 2006 associated with ALTU-237 and ALTU-236. During the three months ended March 31, 2005, we completed a Phase II clinical trial for ALTU-135. We also filed an IND and were conducting a Phase I clinical trial for ALTU-238. Product candidates in clinical development have greater associated development costs than those in the research or preclinical stage, and as a product candidate moves to later stage clinical trials, such as a Phase II clinical trial, the costs are higher due to the increased size and length of the clinical trial versus an earlier stage clinical trial. As a result, we anticipate that our research and development costs will continue to increase in coming periods. In addition, we had other preclinical product candidates advancing in our pipeline. To support the increased activities, our headcount in the research and development area increased to 81 full-time employees as of March 31, 2006 from 60 as of March 31, 2005.

General, sales and administrative expense
     General, sales and administrative expense for the three months ended March 31, 2006 increased 76% to $3.1 million from $1.8 million for the three months ended March 31, 2005, due primarily to $0.7 million of increased salaries and professional fees related to our accounting, human resource and information technology functions, $0.3 million of increased marketing fees, and $0.2 million of increased insurance costs. We expect that general and administrative expenses will increase in the future due to increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to seek collaborations with respect to any of our product candidates.
Interest income and interest expense
     Interest income for the three months ended March 31, 2006 increased to $1.0 million from $0.2 million for the three months ended March 31, 2005, due to higher average cash balances resulting from the completion of our initial public offering in January 2006.
     Interest expense for the three months ended March 31, 2006 increased 10% to $0.2 million due to an increase in our average outstanding debt for the three months ended March 31, 2006 compared to our average outstanding debt for the three months ended March 31, 2005.
Preferred stock dividends and accretion
     Preferred stock dividends and accretion for the three months ended March 31, 2006 decreased to $1.0 million from $9.8 million for the three months ended March 31, 2005 due to the automatic conversion of all shares of Series B Preferred Stock and Series C Preferred Stock into common stock in connection with the initial public offering in January 2006.
Liquidity and Capital Resources
     On January 31, 2006, we completed an initial public offering of 8,050,000 shares of common stock, including 1,050,000 shares of common stock sold upon the exercise of the underwriters’ over-allotment option, at a price to the public of $15.00 per share. Net proceeds to us from the offering were approximately $110.2 million (net of underwriting discounts and commissions and offering expenses of approximately $10.6 million). We currently intend to use our existing cash resources to fund a portion of the development activities for ALTU-135 and ALTU-238, and the remainder to fund research and development activities for our preclinical product candidates and general corporate purposes, including capital expenditures and working capital. To date, we have used a portion of the net proceeds of the initial public offering consistent with our intent discussed immediately above. At March 31, 2006, we had approximately $127.9 million in cash and cash equivalents and short-term investments available to finance future operations.
     Prior to the initial public offering, we financed our business primarily through the issuance of equity securities, revenues from collaboration agreements and product sales, debt financings and equipment loans and leases. Prior to September 2001, we received most of our equity and debt financing proceeds from issuances of notes, common stock and preferred stock to Vertex Pharmaceuticals, or Vertex, including redeemable preferred stock and Series A convertible preferred stock. The redeemable preferred stock is redeemable, at the option of Vertex, on or after December 31, 2010, or by us at our option at any time. The redeemable preferred stock is not convertible into common stock. Accrued but unpaid dividends on the redeemable preferred stock amounted to $1.6 million at March 31, 2006 and is expected to be approximately $2.7 million on December 31, 2010, assuming we do not exercise our right to repurchase the redeemable preferred stock prior to such date. Our outstanding Series A, B and C convertible preferred stock was converted into shares of common stock upon the closing of the initial public offering. Accrued but unpaid dividends relating to the Series B and C convertible preferred stock outstanding at the time of the initial public offering were paid in shares of common stock upon the closing of the offering at a price of $15.00 per share.

     Our contract revenue is primarily derived from our research and development collaborations for ALTU-135 with CFFTI and Dr. Falk. As of March 31, 2006, we had received $18.4 million from CFFTI under our strategic alliance agreement. We may receive an additional milestone payment of $6.6 million, less an amount determined by when we achieve the milestone.
     As of March 31, 2006, we had received €11.0 million, which equated to $12.9 million based on the exchange rates in effect at the time we received the milestone payments, under our development, commercialization and marketing agreement with Dr. Falk. In addition, Dr. Falk has agreed to pay a portion of the development expenses we incur in connection with the conduct of an international Phase III clinical trial for ALTU-135, including costs relating to the process of obtaining regulatory approval, project management costs, statistical design and studies, and preparation of reports.
     As of March 31, 2006, we are entitled to receive up to $24.7 million of future milestone payments under these two collaborations if all development milestones are met. We have no other external sources of funding.
     Since our inception, we have generated significant losses while we have advanced our product candidates into preclinical and clinical trials. Accordingly, we have historically used cash in our operating activities. During the three months ended March 31, 2006 and the year ended December 31, 2005, we used approximately $11.4 million and $20.3 million in cash, respectively, to fund our operating activities. As we continue to advance our product candidates through development and begin to incur increased sales and marketing costs related to commercialization of our product candidates, we expect to incur additional operating losses until such time, if any, as our efforts result in commercially viable drug products. We do not expect our existing capital resources, together with the milestone payments and research and development funding we expect to receive, to be sufficient to fund the completion of the development of any of our product candidates, and we expect that we will need to raise additional funds prior to being able to market any products.
     Capital expenditures totaled $0.3 million and $2.3 million in the three months ended March 31, 2006 and the year ended December 31, 2005, respectively, and were primarily related to equipment in support of our research and development activities and to leasehold improvements for our facilities. We expect capital expenditures to be approximately $10.5 million in 2006. However, our capital expenditures may increase depending upon the equipment requirements of any additional contract manufacturers with whom we work and our needs for additional facilities.
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

     The following table summarizes our contractual obligations at March 31, 2006 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:
Payments Due by Period
(dollars in thousands)

		To December	Through	Through	After
	Total	31, 2006	2008	2010	2010
Contractual Obligations (1):
Short and long-term debt (2)	$5,871	$1,789	$3,942	$140	$—
Capital lease obligations (2)	188	163	25	—	—
Operating lease obligations	2,272	1,196	1,076	—	—
Purchase obligations (3)	2,389	2,389	—	—	—

Total contractual cash obligations	$10,720	$5,537	$5,043	$140	$—

(1)	Excludes estimated payment of $7.2 million to Vertex in connection with its optional redemption of shares of redeemable preferred stock on or after December 31, 2010, plus dividends accruing after that date, and amounts payable to CFFTI upon FDA approval of ALTU-135 and royalties to CFFTI on product sales of ALTU-135.

(2)	Includes interest expense.

(3)	Amount includes non-cancelable purchase order with remaining obligation of €1,150 which equates $1,389.
     Based on our operating plans, we estimate that our net cash used in operating activities will be between $55 million and $65 million in 2006. We believe that our existing cash resources, investment securities and funding we expect to receive under our collaborations, will be sufficient to finance our planned operations, including increases in spending for our ALTU-135 and ALTU-238 clinical programs and for our preclinical product candidates through the first half of 2007. However, over the next several years, we may require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, commercially launch ALTU-135 and ALTU-238. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical trials. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash, cash equivalents and short-term investments are invested with highly-rated financial institutions in North America with the primary objective of preservation of principal and minimum risk. When purchased, the investments generally have a maturity of less than 18 months. Some of the securities we invest in are subject to interest rate risk and will fall in value if market interest rates increase. To minimize the risk associated with changing interest rates, we invest primarily in money market funds, bank certificates of deposit, United States government securities and investment-grade commercial paper and corporate notes that can be held to their maturity date. Substantially all of our investments at March 31, 2006 met these criteria. We had gross unrealized gains of $0.1 million on our investments at March 31, 2006. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.
     Our total debt at March 31, 2006 was $5.3 million, primarily representing drawdowns under our expired capital equipment and lease credit facilities. All borrowings under these credit facilities carried fixed rates of interest established at the time such drawdowns were made. Accordingly, our future interest costs relating to such drawdowns are not subject to fluctuations in market interest rates.
     Our assets are principally located in the United States and a majority of our historical revenues and operating expenses are denominated in United States dollars, however, contract revenue under our collaboration with Dr. Falk and some purchases of raw materials are denominated in Euros. Accordingly, we are subject to market risk with respect to foreign currency-denominated revenues and expenses. We had no foreign currency exchange gains or losses in the three months ended March, 31, 2006 and foreign currency losses of $0.3 million in the year ended December 31, 2005. If the average Euro/ United States dollar exchange rate were to strengthen or weaken by 10% against the average respective exchange rates experienced in the three months ended March 31, 2006 and the year ended December 31, 2005, we estimate that the impact on our financial position, results of operations and cash flows would be immaterial. Since ALTU-135 has not reached commercialization in North America or in the territory covered by the Dr. Falk agreement, we do not believe we are subject to significant foreign currency risk at this time. We may engage in additional collaborations with international partners. When ALTU-135 or any other future drug candidates reach commercialization outside of the United States, if at all, or we enter into additional collaborations with international partners providing for foreign currency-denominated revenues and expenses, we may be subject to significant market risk.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation by our management, our CEO and CFO concluded that, as of March 31, 2006, our disclosure controls and procedures were: (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Changes in Internal Control
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
     Based on our operating plans, we estimate that our net cash used in operating activities will be between $55 million and $65 million in 2006. We currently expect that our existing cash resources, investment securities and payments we expect to receive from our existing collaborators will be sufficient to support the development of our product candidates and our other operations through the first half of 2007. We expect that in the first half of 2007 we will have completed the clinical testing in the Phase III clinical efficacy trial of the solid form of ALTU-135, will be conducting the long-term safety study for ALTU-135, and will be conducting a Phase III clinical trial in adults and a Phase II/III clinical trial in children for ALTU-238. We do not expect that we will be required to make any payments to our existing collaborators prior to approval of ALTU-135. However, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need additional funds sooner than planned. We do not expect our available funds to be sufficient to fund the completion of the development of any of our product candidates, and we expect that we will need to raise additional funds prior to being able to market any products. Additional funding may not be available to us on acceptable terms, or at all.
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
     We have incurred significant losses since 1999, when we were reorganized as a company independent from Vertex. At March 31, 2006, our accumulated deficit was $130.7 million and we expect to continue to incur losses for at least the next several years. We have only been able to generate limited amounts of revenue from license and milestone payments under our collaboration agreements, and payments for funded research and development, as well as from products we no longer sell. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts to advance ALTU-135, ALTU-238 and our other product candidates towards commercialization.
     We must generate significant revenue to achieve and maintain profitability. All of our product candidates are still in early-to-mid stages of development. Even if we succeed in developing and commercializing one or more of our product candidates, we may not be able to generate sufficient revenue or achieve or maintain profitability. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.
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
     Existing products to treat exocrine pancreatic insufficiency have been marketed in the United States since before the passage of the Federal Food, Drug, and Cosmetic Act, or FDCA, in 1938 and are currently marketed without FDA-approved new drug applications, or NDAs. In 1995, the FDA issued a final rule requiring that these pancreatic enzyme products be marketed by prescription only, and in April 2004, the FDA issued a notice that manufacturers of these products will be subject to regulatory action if they do not obtain approved NDAs for their products by April 28, 2008. Despite the FDA’s announced position, the agency may not pursue regulatory action against these companies if they fail to meet the 2008 deadline because there are currently no other products on the market for the treatment of exocrine pancreatic insufficiency. The level of competition that ALTU-135, if approved, will face from these products in the United States will depend on whether the manufacturers of these products obtain approved NDAs by the deadline set by the FDA and, if they are unable to do so, whether the FDA takes regulatory action against these manufacturers and the nature of any such action. The nature of the competition that ALTU-135, if approved, faces from existing pancreatic enzyme products could affect the market acceptance of ALTU-135 or require us to lower the price of ALTU-135, which would negatively impact our margins and our ability to achieve profitability.
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
     In connection with our completed Phase II clinical trial of ALTU-135, there was one serious adverse event considered by an investigator in our clinical trials as probably or possibly related to treatment with that product candidate. There have not been any serious adverse events related to our other product candidates. The one serious adverse event in our Phase II trial of ALTU-135 involved a subject in the lowest dose group who developed distal intestinal obstructive syndrome, or DIOS, which resolved itself without further complications. DIOS is a unique condition to cystic fibrosis and occurs due to the accumulation of viscous mucous and fecal material in the colon. According to a 1987 study, DIOS is relatively common in cystic fibrosis patients, occurring in about 16% of those patients. In our Phase II clinical trial of ALTU-135 we also observed elevated levels of liver transaminases, which can be associated with harm to the liver. These elevations were transient and asymptomatic and were not reported as drug-related serious adverse events. Elevation of liver transaminases is common among cystic fibrosis patients. The elevations we observed may or may not have been caused by ALTU-135. The increases we observed were not associated with increases in bilirubin, which are typically associated with harm to the liver.
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
     Any of these events could prevent approval or harm sales of the affected products or could substantially increase the costs and expenses of commercializing and marketing any such products.
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
     We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of ALTU-135, ALTU-238 or any of the compounds that we are testing in our preclinical programs, and we lack the resources and the capabilities to do so. As a result, we currently rely, and we expect to rely in the future, on third-

party manufacturers to supply the active pharmaceutical ingredients, or APIs, for our product candidates and to produce and package our drug products. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including:
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
     We are a small company with 112 employees as of March 31, 2006. Our success depends on our ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, we are highly dependent on Sheldon Berkle, our President and Chief Executive Officer, Dr. Alexey L. Margolin, our Chief Scientific Officer, and the other principal members of our executive and scientific teams. All of the arrangements with these principal members of our executive and scientific teams may be terminated by us or the employee at any time without notice. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives.
     Recruiting and retaining qualified scientific personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. We do not maintain “key person” insurance on any of our employees other than Dr. Margolin. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research, clinical development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
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
     Our directors and executive officers, together with their affiliates and related persons as of March 31, 2006, beneficially owned, in the aggregate, approximately 49% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:
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
     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock We had 22,145,794 shares of common stock outstanding as of March 31, 2006. Approximately 13.5 million of such shares are subject to lock-up agreements that some of our stockholders entered into with the underwriters for our initial public offering. These lock-up agreements restrict the ability of such stockholders to transfer their shares of stock until July 25, 2006, at which time the shares will be eligible for sale in the public market. The market price of our common stock may drop significantly when these restrictions on transfer lapse and our stockholders are able to sell shares of our common stock into the market. Moreover, holders of an aggregate of 12,747,339 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to the lock-up agreements described above. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause our stockholders to lose part or all of their investments in our shares of common stock.
Provisions of our charter, bylaws, and Delaware law may make an acquisition of us or a change in our management more difficult.
     Certain provisions of our certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Recent Sales of Unregistered Securities
     During the three months ended March 31, 2006, we sold 8,254 shares of common stock through the exercise of options that were not registered under the Securities Act. These shares were issued pursuant to the exemption from registration provided by Rule 701 under the Securities Act. In addition, common stock warrants were exercised on a net issuance exercise basis, resulting in 85,599 shares of common stock that were not registered under the Securities Act. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.
     (b) Use of Proceeds from Registered Securities
     We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933, as amended. Our Registration Statement on Form S-1 (No. 333-129037) in connection with our initial public offering was declared effective by the SEC on January 25, 2006. The offering commenced as of January 26, 2006 and did not terminate before all securities were sold. The offering has now terminated. The offering was co-managed by Merrill Lynch & Co., Morgan Stanley and S.G. Cowen. A total of 8,050,000 shares of common stock were registered and sold in the initial public offering, including 1,050,000 shares of common stock sold upon exercise of the underwriters’ over-allotment option. No payments for expenses related to the initial public offering were made directly or indirectly to (i) any of our directors, officers, or their associates, (ii) any person owning 10% or more of any class or our equity securities, or (iii) any of our affiliates. The net proceeds of approximately $110.2 million from the initial public offering are invested in investment grade securities. The dollar weighted average effective maturity of the portfolio is less than 9 months, and no security has an effective maturity in excess of 18 months. As of March 31, 2006, we have used a portion of the net proceeds of the initial public offering to fund our operations including preparatory activities for the Phase III trial for the solid form of ALTU-135, activities related to the Phase II trial of ALTU-238, activities related to the development of our preclinical product candidates and general corporate purposes. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
     (c) Repurchase of Equity Securities
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

ITEM 5. OTHER INFORMATION
     Not Applicable
ITEM 6. EXHIBITS
     See Exhibit Index on the page immediately preceding the exhibits for a list of the exhibits filed as a part of this quarterly report, which Exhibit Index is incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2006.

ALTUS PHARMACEUTICALS INC.
By:	/s/ Sheldon Berkle
Sheldon Berkle
President and Chief Executive Officer

     Exhibit Index

Exhibit
Number	Description of Exhibit
3.1(1)	Restated Certificate of Incorporation of the Registrant.
3.2(1)	Restated By-laws of the Registrant.
10.29(2)	Third Amendment to Lease Agreement between the Registrant and Rizika Realty Trust for 125 Sidney Street, Cambridge, MA, dated as of February 13, 2006.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (Reg. No. 333-129307) as initially filed with the Commission on October 17, 2005.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51711) as filed with the Commission on February 15, 2006.