Form 10-Q
period 2006-06-30
Altus Pharmaceuticals Inc.
filed 2006-08-14
CIK 1340744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 000-51711
ALTUS PHARMACEUTICALS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 125 Sidney Street, Cambridge, Massachusetts (Address of Principal Executive Offices)	04-3573277 (I.R.S. Employer Identification No.) 02139 (Zip Code)
Registrant’s telephone number, including area code: (617) 299-2900
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value per share, as of August 11, 2006 was 22,431,571.

ALTUS PHARMACEUTICALS INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

PART I – FINANCIAL INFORMATION
ITEM 1. Unaudited Condensed Consolidated Financial Statements
ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$43,463	$12,872
Investments	68,171	17,189
Prepaid expenses and other current assets	1,768	2,406

Total current assets	113,402	32,467

PROPERTY AND EQUIPMENT, Net	6,571	6,763

OTHER ASSETS, Net	1,254	1,354

TOTAL ASSETS	$121,227	$40,584

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,126	$6,535
Current portion of long-term debt	1,978	2,271
Current portion of deferred revenue	7,513	9,412

Total current liabilities	17,617	18,218

Long-term debt	2,772	3,708
Long-term portion of deferred revenue	—	4,232

TOTAL LIABILITIES	20,389	26,158

CONTINGENCIES (Note 8)

REDEEMABLE PREFERRED STOCK:
Redeemable Preferred Stock, par value $.01 per share; 450,000 shares authorized, issued and outstanding at June 30, 2006 and December 31, 2005 (liquidation value of $6,169 at June 30, 2006 and $6,056 at December 31, 2005) at accreted redemption value	6,080	5,879
Series B Convertible Preferred Stock, par value $.01 per share; no shares authorized, issued or outstanding at June 30, 2006; 12,928,155 shares authorized, 11,773,609 shares issued and outstanding at December 31, 2005 (liquidation value of $63,614 at December 31, 2005) at accreted redemption value	—	62,159
Series C Convertible Preferred Stock, par value $.01 per share; no shares authorized, issued or outstanding at June 30, 2006; 14,420,359 shares authorized, 11,819,959 shares issued and outstanding at December 31, 2005 (liquidation value of $58,407 at December 31, 2005) at accreted redemption value	—	51,335

STOCKHOLDERS’ EQUITY (DEFICIT):
Series A Convertible Preferred Stock, par value $.01 per share; no shares authorized, issued or outstanding at June 30, 2006; 87,500 shares authorized, issued and outstanding at December 31, 2005 (liquidation value of $4)	—	897
Common Stock, par value $.01 per share; 100,000,000 shares authorized, 22,246,435 shares issued and outstanding at June 30, 2006; 47,113,986 shares authorized, 1,842,809 shares issued and outstanding at December 31, 2005	222	18
Additional paid-in capital	240,116	14,272
Accumulated deficit	(145,580)	(120,134)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	94,758	(104,947)

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$121,227	$40,584

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
CONTRACT REVENUE	$4,410	$1,118	$5,922	$2,602

COSTS AND EXPENSES:
Research and development	17,314	6,793	27,103	13,680
General, sales and administrative	3,330	2,038	6,437	3,800

Total costs and expenses	20,644	8,831	33,540	17,480

LOSS FROM OPERATIONS	(16,234)	(7,713)	(27,618)	(14,878)

OTHER INCOME (EXPENSE):
Interest income	1,495	243	2,540	484
Interest expense	(177)	(222)	(368)	(397)
Foreign currency loss	—	(125)	—	(125)

Other income (expense) —net	1,318	(104)	2,172	(38)

NET LOSS	(14,916)	(7,817)	(25,446)	(14,916)

PREFERRED STOCK DIVIDENDS AND ACCRETION	(100)	(2,723)	(1,086)	(5,429)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(15,016)	$(10,540)	$(26,532)	$(20,345)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE — BASIC AND DILUTED	$(0.68)	$(6.12)	$(1.42)	$(11.83)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	22,200	1,720	18,693	1,719

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,446)	$(14,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,668	1,343
Stock-based compensation expense related to the issuance of stock options	1,204	349
Noncash interest expense related to advance against a future milestone	113	113
Loss on disposal of equipment	35	—
Noncash interest expense related to Common Stock warrants	—	6
Changes in assets and liabilities:
Prepaid expenses and other current assets	638	333
Other non-current assets	(110)	—
Accounts payable and accrued expenses	1,271	(444)
Milestones received as deferred revenue	—	4,000
Deferred revenue recognized	(6,131)	(2,398)

Net cash used in operating activities	(26,758)	(11,614)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(115,294)	(27,940)
Maturities/sales of investments	64,311	39,031
Purchases of property and equipment	(1,094)	(1,773)

Net cash (used in) provided by investing activities	(52,077)	9,318

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering of Common Stock	110,164	—
Proceeds from exercise of stock options and warrants	490	6
Proceeds from long-term debt	—	2,569
Repayment of debt	(1,228)	(1,074)

Net cash provided by financing activities	109,426	1,501

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,591	(795)

CASH AND CASH EQUIVALENTS—Beginning of period	12,872	9,489

CASH AND CASH EQUIVALENTS—End of period	$43,463	$8,694

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$256	$318

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
First month’s payments withheld from long-term debt proceeds	$—	$70

Dividends accrued for Series B Convertible Preferred Stock and Series C Convertible Preferred Stock converted to Common Stock	$(20,877)	$—

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim reporting. Certain information and footnote disclosures normally included in the Altus Pharmaceuticals Inc.’s (the “Company”) annual consolidated financial statements have been condensed or omitted. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (including normal recurring adjustments) considered necessary to present fairly the Company’s financial position and results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

2.	INITIAL PUBLIC OFFERING

In January 2006, the Company completed an initial public offering of 8,050,000 shares of its common stock at a public offering price of $15.00 per share. Net proceeds to the Company were approximately $110.2 million, after deducting underwriting discounts and commissions and offering expenses totaling approximately $10.6 million.

In connection with the initial public offering, all shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) were converted into 5,182,651 shares of common stock, all shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) were converted into 5,203,059 shares of common stock and all shares of Series A Convertible Preferred Stock were converted into 381,596 shares of common stock. As a result, the Company no longer recognizes dividend and accretion expense for these classes of preferred stock. Furthermore, the Company issued an additional 872,054 shares of common stock in satisfaction of $13.1 million of accrued but unpaid dividends on the Series B Preferred Stock, and 519,774 shares of common stock were issued in satisfaction of $7.1 million of accrued but unpaid dividends on the Series C Preferred Stock. All warrants to purchase Series B Preferred Stock were automatically converted into warrants to purchase 508,214 shares of the Company’s common stock at an exercise price of $9.80 per share, and all warrants to purchase Series C Preferred Stock were automatically converted into warrants to purchase 1,144,670 shares of the Company’s common stock at an exercise price of $9.80 per share. All of these converted warrants became exercisable immediately upon conversion.

3.	REVENUE RECOGNITION

Contract revenue consists of non-refundable research and development funding under collaborative agreements with corporate collaborators and grants from various United States government and non-government institutions. Research and development funding generally compensates the Company for a portion or all of the costs associated with the development and testing related to the collaborative research programs or grants.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). On January 1, 2006, the Company adopted SFAS 123(R), as required, using the modified prospective application method. The Company will continue to determine the fair value of equity instruments using the Black-Scholes option-pricing model and to recognize compensation cost ratably over the appropriate vesting period.

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

For the three months ended June 30, 2006 and 2005, the Company recorded actual stock-based compensation expense of $764,000 and $187,000, respectively. For the six months ended June 30, 2006 and 2005, the Company recorded actual stock based compensation expense of $1,204,000 and $349,000, respectively. Had the Company adopted SFAS 123(R) in prior years, the impact of adoption on the Company’s net loss for the three months ended June 30, 2005 would have been a reduction of $5,000 and the impact on net loss per share would have been less than $0.01. The impact of adoption on the Company’s net loss and net loss per share for the six months ended June 30, 2005 would have been a reduction of $9,000 and $0.01, respectively.

The fair value of the stock options granted was estimated on the date of grant using all relevant information, including application of the Black-Scholes option-pricing model. When applying the Black-Scholes option-pricing model to compute stock-based compensation, the Company assumed the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighed average risk-free interest rate	5.0%	3.9%	4.8%	3.8%
Expected average option life	6.25 years	5 years	6.25 years	5 years
Volatility	75%	None	75%	None
Dividends	None	None	None	None
Upon the Company’s initial filing of its Form S-1 Registration Statement on October 17, 2005, the Company began utilizing a volatility factor in valuing options granted to employees. To determine an appropriate volatility factor, the Company reviewed volatility factors being used by a group of peer companies, and selected a volatility factor consistent with those used by this group of peers. Prior to October 17, 2005, the Company had excluded a volatility factor, as permitted for private companies under the provisions of SFAS 123(R).

The Company operates the 2002 Employee, Director, and Consultant Stock Option Plan (the “2002 Plan”), which replaced the 1993 Stock Option Plan (the “1993 Plan”) on February 7, 2002. In January 2006, the Board of Directors authorized an additional 1,200,000 shares for future grant under the 2002 Plan. Under the 1993 and 2002 Plans, the total number of shares issuable upon exercise of outstanding stock options or available for future grant to employees, directors and consultants at June 30, 2006 was 4,522,471 shares.

All option grants are nonstatutory (nonqualified) stock options except option grants to employees (including officers and directors) intended to qualify as incentive stock options under the Internal Revenue Code. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant. Nonqualified stock options may be granted at an exercise price established by the Board of Directors at its sole discretion. Vesting periods are generally based on a service period of four years and are determined by the Board of Directors or a delegated subcommittee or officer. Options and awards granted prior to January 25, 2006 are generally exercisable immediately, but the shares purchased are subject to restriction on transfer until vested. At June 30, 2006, the Company had no such shares outstanding. In the event of termination of an employee or the business relationship with a nonemployee, the Company may repurchase all unvested shares from the optionee at the original issue price. Options granted under the 1993 and 2002 Plans expire no more than 10 years from the date of grant.

A summary of the stock option activity under the 1993 Plan and 2002 Plan is as follows:

		Weighted	Weighed
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Options outstanding—January 1, 2006 (1,247,805 options vested)	3,056,795	$4.27

Granted	834,802	17.52
Exercised	(31,368)	4.21
Canceled	(217,680)	5.96

Options outstanding—June 30, 2006	3,642,549	$7.21	8.3	$42,201	*

Options exercisable—June 30, 2006	3,099,035	$4.84	8.0	$42,180	*

Options vested—June 30, 2006	1,628,533	$4.31	7.2	$23,047	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The closing price of the Company’s common stock was $18.45 at June 30, 2006.
During the six months ended June 30, 2006 and 2005, a total of 31,368 and 1,744 options were exercised, respectively. The intrinsic value of these options was $432,000 and $1,000, respectively. Cash received upon the exercise of stock options during these periods was $132,000 and $6,000, respectively, and no tax benefit was recognized from the exercises due to the Company’s net operating losses. The Company issues shares for the exercise of stock options from unissued reserved shares.

The weighted-average fair value of employee options granted at exercise prices equal to fair market value during the six months ended June 30, 2006 and 2005 was $13.05 and $1.36, respectively.

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company is considering whether to adopt the alternative transition method provided in the FSP for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). The Company is evaluating which transition method it will use for calculating its APIC pool. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. Until and unless the Company elects the transition method described in the FSP, the transition method provided in SFAS 123(R) will be used.

5.	NET LOSS PER SHARE

Basic and diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2006	2005	2006	2005
Numerator:
Net loss attributable to common stockholders	$(15,016)	$(10,540)	$(26,532)	$(20,345)

Denominator:
Weighted average common shares outstanding	22,200	1,720	18,693	1,719

Net loss attributable to common stockholders per share — basic and diluted	$(0.68)	$(6.12)	$(1.42)	$(11.83)

Outstanding dilutive securities not included in the calculation of diluted net loss attributable to common stockholders per share were as follows for the three and six months ended June 30:

(In thousands)	2006	2005
Series A, B and C Convertible preferred stock:
Preferred shares	—	10,767
Preferred stock warrants	—	1,653
Options to purchase Common Stock	3,643	3,149
Warrants to purchase Common Stock	2,224	2,468

Total	5,867	18,037

6.	INVESTMENTS

The Company invests available cash primarily in bank certificates of deposit and investment-grade commercial paper, corporate notes and government securities. Securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and are classified as held-to-maturity at June 30, 2006. All of the Company’s investments are classified as held-to-maturity and have maturity dates of less than one year.

Investments consisted of the following at June 30, 2006:

		Net	Aggregate
	Amortized	Unrealized	Fair
(In thousands)	Cost	Losses	Value
Corporate fixed income	$2,212	$(10)	$2,202
Government securities	44,731	(47)	44,684
Commercial paper	21,228	(10)	21,218

Total	$68,171	$(67)	$68,104

Investments consisted of the following at December 31, 2005:

		Net	Aggregate
	Amortized	Unrealized	Fair
(In thousands)	Cost	Losses	Value
Corporate fixed income	$10,904	$(38)	$10,866
Government securities	5,985	(5)	5,980
Certificates of deposit	300	(1)	299

Total	$17,189	$(44)	$17,145

7.	RECENT ACCOUNTING PRONOUNCEMENT

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. FIN 48 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on the Company’s financial position and results of operations has not been determined.

8.	CONTINGENCIES

Dr. Falk Pharma GmbH — The Company’s collaborator, Dr. Falk Pharma GmbH, or Dr. Falk, has asserted that there is a third-party foreign patent with claims that may be relevant to ALTU-135 and, therefore, that the Company breached a representation in its agreement with Dr. Falk and may be liable for damages under the agreement. The Company does not believe that it breached its agreement and is in discussions with Dr. Falk to resolve this matter. The Company also believes that if this patent were asserted against it, it is likely that the Company would not be found to infringe any valid claim of the patent relevant to its development and commercialization of ALTU-135. The Company cannot currently predict the outcome of this matter.
******

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward—Looking Statements and Risk Factors
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Part II – Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Risk Factors”.
     Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report. You should read this Quarterly Report with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.
Overview
     We are a biopharmaceutical company focused on the development and commercialization of oral and injectable protein therapeutics for gastrointestinal and metabolic disorders, with two product candidates in clinical development. We are using our proprietary protein crystallization technology to develop protein therapies, which we believe will have significant advantages over existing products and will address unmet medical needs. Our product candidates are designed to either increase the amount of a protein that is in short supply in the body or degrade and remove toxic metabolites from the blood stream. Our two lead product candidates are: ALTU-135, for which we have completed a Phase II clinical trial in cystic fibrosis patients for the treatment of malabsorption due to exocrine pancreatic insufficiency, and ALTU-238, for which we have completed a Phase II clinical trial in adults for the treatment of growth hormone deficiency. We also have a pipeline of other product candidates in preclinical research and development. We have generated significant losses as we have advanced our lead product candidates into clinical development and expect to continue to generate losses as ALTU-135 and ALTU-238 move into later stages of clinical development. As of June 30, 2006, we had an accumulated deficit of $145.6 million.
     On January 31, 2006, we completed an initial public offering of 8,050,000 shares of common stock at a price of $15.00 per share. Net proceeds to us from the offering were approximately $110.2 million (net of underwriting discounts and commissions and offering expenses of approximately $10.6 million). We are using our existing cash resources to fund a portion of the development activities for ALTU-135 and ALTU-238, and the remainder to fund research and development activities for our preclinical product candidates and general corporate purposes, including capital expenditures and working capital.
Financial Operations Overview
     Revenue. Our contract revenue consists primarily of amounts earned under collaborative research and development agreements relating to ALTU-135 with Cystic Fibrosis Foundation Therapeutics Inc., or CFFTI, and Dr. Falk Pharma GmbH, or Dr. Falk.
     In February 2001, we entered into a strategic alliance agreement with CFFTI to collaborate on the development of ALTU-135 and specified derivatives of ALTU-135 in North America for the treatment of malabsorption due to exocrine pancreatic insufficiency in patients with cystic fibrosis and other indications. The agreement, in general terms, provides us with funding from CFFTI for a portion of the development costs of ALTU-135 upon the achievement of specified development milestones, up to a total of $25.0 million, in return for specified payment obligations and our obligation to use good faith reasonable efforts to develop and bring ALTU-135 to market in North America. As of June 30, 2006, we had received a total of $18.4 million of the $25.0 million available under the CFFTI agreement and recognized cumulative revenue of $12.3 million. Under the terms of the agreement, we may receive an additional milestone payment of $6.6 million, less an amount determined based on when we achieve the milestone.
     In December 2002, we entered into a development, commercialization and marketing agreement with Dr. Falk for the development by us of ALTU-135 and the commercialization by Dr. Falk of ALTU-135, if approved, in Europe, the countries of the former Soviet Union, Israel and Egypt. Under the agreement, we granted Dr. Falk an exclusive, sublicensable license under specified patents that cover ALTU-135 to commercialize ALTU-135 for the treatment of symptoms caused by exocrine pancreatic insufficiency. As of June 30, 2006, we had received upfront and milestone payments from Dr. Falk under the agreement totaling €11.0 million, which equated to $12.9 million based on exchange rates in effect at the times we received the milestone payments, and recognized cumulative revenue of $10.5 million. In addition, Dr. Falk has agreed to pay a portion of the development expenses we incur in connection with conducting an international long term safety study of ALTU-135, including costs relating to the process of obtaining regulatory approval, project management costs, statistical design and studies, and preparation of reports. Dr. Falk holds all commercialization and marketing rights in the licensed territory, and we are entitled to receive royalties based on the net sales of ALTU-135 in the licensed territory and revenue for the ALTU-135 product supplied by us to Dr. Falk. Under the terms of the agreement, the license to Dr. Falk will continue in each country in the licensed territory until the later of the expiration of the last-to-expire of specified patents that cover ALTU-135 in that country or 12 years from the date of first commercial sale of ALTU-135 in that country.
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
     Research and Development Expense. Research and development expense consists primarily of expenses incurred in developing and testing product candidates, including:
•	salaries and related expenses for personnel, including stock-based compensation expenses;

•	fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials;

•	costs of contract manufacturing services;

•	costs of materials used in clinical and non-clinical trials;

•	performance of non-clinical trials, including toxicity studies in animals; and

•	depreciation of capital resources used to develop our products and costs of facilities.
     We expense research and development costs as incurred.
     We have completed a Phase II clinical trial of ALTU-135 and are designing and preparing for a Phase III clinical trial of the solid form of ALTU-135 and conducting related development activities. Our current estimate of the total costs we will incur to complete the development of ALTU-135 and submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, is approximately $118 million, excluding non-cash compensation expense and depreciation. We may revise this estimate in the future. As of June 30, 2006, we had incurred approximately $62.5 million of these total costs. We have also completed a Phase II clinical trial and are designing and preparing for a Phase III clinical trial of ALTU-238. From January 1, 2003, the date on which we began separately tracking development costs for ALTU-238, through June 30, 2006, we incurred approximately

$20.4 million in total development costs for this product candidate. We expect our research and development costs to increase substantially for the foreseeable future.
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
     We expect that general and administrative expenses will increase in the future due to increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to seek collaborations with respect to any of our product candidates. We expect that our sales and marketing costs will also increase in the future due to increased payroll and additional market research, promotion and trade show expenses as we continue to advance ALTU-135 and ALTU-238.
     Interest and Other Income (Expense), Net. Interest income consists of interest earned on our cash and cash equivalents and short-term investments. Interest expense consists of interest incurred on capital leases and other debt financings, which are primarily equipment loans. Other income (expense), net also consists of foreign currency gains (losses).
     Preferred Stock Dividends and Accretion. Preferred stock dividends and accretion consists of cumulative but undeclared dividends payable and accretion of the issuance costs and warrants, where applicable, on our redeemable preferred stock and Series B and C convertible preferred stock. The issuance costs on these shares and warrants were recorded as a reduction to the carrying value of the preferred stock when issued, and are accreted to preferred stock ratably through December 31, 2010 by a charge to additional paid-in capital and earnings attributable to common stockholders. As of December 31, 2005, the cumulative dividends payable on the Series B and C convertible preferred stock totaled $20.2 million. Upon the completion of our initial public offering on January 31, 2006, the Series B and Series C convertible preferred stock converted into an aggregate of 10,385,710 shares of common stock, and the cumulative but unpaid dividends on the Series B and C convertible preferred stock were paid in an aggregate of 1,391,828 shares of common stock at the price of the common stock sold in the offering. Accordingly, we no longer record preferred dividends and accretion on the Series B and Series C convertible preferred stock.
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
     Stock-based Compensation. In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment,” which is known as SFAS 123(R) And replaces SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and

Disclosure.” Among other things, SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation. SFAS 123(R) requires public entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of the awards.
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
Results of Operations
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Revenue
     Contract revenue for the three months ended June 30, 2006 and 2005 was $4.4 million and $1.1 million, respectively. The increase in revenue was related to ALTU-135 and was due primarily to an increase in development activities and a reduction of our estimated development costs for ALTU-135, which occurred in the third quarter of 2005. Under the proportional performance method, such a change in estimated total development costs affects the rate at which revenue is recognized both in the period of the change and in future periods. A significant portion of our contract revenue is generated from revenue recognized under the proportional performance method from collaboration agreements for ALTU-135 with CFFTI and Dr. Falk. We incurred research and development costs in each year to advance ALTU-135 and recognized revenue based on those costs.
Research and development expense

	Three Months Ended June 30,		Change
	2006	2005	$	%
	(dollars in thousands)
ALTU-135	$10,518	$3,479	$7,039	202%
ALTU-238	3,819	1,798	2,021	112
Other research and development	2,977	1,516	1,461	96

Total research and development	$17,314	$6,793	$10,521	155%

     Research and development expense for the three months ended June 30, 2006 increased 155% to $17.3 million from $6.8 million for the three months ended June 30, 2005, due primarily to an increase in development costs relating to ALTU-135, ALTU-238 and our pre-clinical product candidates, increased non-cash compensation expense and an increase in personnel. During the three months ended June 30, 2006, we incurred $6.4 million related to initial equipment funding payments and start up costs for the manufacture of commercial supply of ALTU-135 by a contract manufacturing organization. Other ALTU-135 costs for the period related to the manufacturing of materials for planned toxicity and Phase III studies, and additional manufacturing activities, including increased formulation and process development work for ALTU-135. ALTU-238 costs during the three months ended June 30, 2006 related to the completion of the Phase II study, the purchase of materials for ongoing process development and formulation activities relating to our planned Phase III clinical trials and the initiation of Phase III-related toxicology studies. In addition, we incurred increased pre-clinical costs during the three months ended June 30, 2006 associated with our product candidates ALTU-237 and ALTU-236. During the three months ended June 30, 2005, we completed a Phase II clinical trial for ALTU-135. We also completed a Phase I clinical trial for ALTU-238 during that period. Product candidates in clinical development have greater associated development costs than those in the research or preclinical stage, and as a product candidate moves to later stage clinical trials, such as a Phase II clinical trial, the costs are higher due to the increased size and length of the clinical trial versus an earlier stage clinical trial. As a result, we anticipate that our research and development costs will continue to increase in coming periods. In addition, we had other preclinical product candidates advancing in our pipeline. To support the increased activities, our headcount in the research and development area increased to 94 full-time employees as of June 30, 2006 from 43 as of June 30, 2005.

General, sales and administrative expense
     General, sales and administrative expense for the three months ended June 30, 2006 increased 63% to $3.3 million from $2.0 million for the three months ended June 30, 2005, due primarily to $0.3 million of increased salaries and professional fees related to our accounting, legal, human resource and information technology functions, $0.4 million of increased marketing fees, $0.2 million of increased insurance costs, and $0.3 of increased non-cash compensation expense. We expect that general and administrative expenses will increase in the future due to increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to seek collaborations with respect to any of our product candidates. We expect that our sales and marketing costs will also increase in the future due to increased payroll and additional market research, promotion and trade show expenses as we continue to advance the development of ALTU-135 and ALTU-238.
Interest income and interest expense
     Interest income for the three months ended June 30, 2006 increased to $1.5 million from $0.2 million for the three months ended June 30, 2005, due to higher average cash balances resulting from the completion of our initial public offering in January 2006 and higher average interest rates on our investments.
     Interest expense for the three months ended June 30, 2006 decreased 20% to $0.2 million due to a decrease in our average outstanding debt for the three months ended June 30, 2006 compared to our average outstanding debt for the three months ended June 30, 2005.
Preferred stock dividends and accretion
     Preferred stock dividends and accretion for the three months ended June 30, 2006 decreased to $0.1 million from $2.7 million for the three months ended June 30, 2005 due to the automatic conversion of all shares of Series B Preferred Stock and Series C Preferred Stock into common stock in connection with the initial public offering in January 2006. The preferred stock dividends and accretion for the three months ended June 30, 2006 relates entirely to dividends and accretion on our redeemable preferred stock, which remains outstanding at June 30, 2006.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Revenue
     Contract revenue for the six months ended June 30, 2006 and 2005 was $5.9 million and $2.6 million, respectively. An increase in revenue related to ALTU-135 was partially offset by a decrease in revenue related to government grants. The increase in revenue related to ALTU-135 was due primarily to an increase in development activities and a reduction of our estimated development costs for ALTU-135, which occurred in the third quarter of 2005. We incurred research and development costs in each year to advance ALTU-135 and recognized revenue based on those costs. During the six months ended June 30, 2005, we recognized $0.3 million of revenue related to government grants. We did not have any revenue related to government grants during the six months ended June 30, 2006.
Research and development expense

	Six Months Ended June 30,		Change
	2006	2005	$	%
	(dollars in thousands)
ALTU-135	$14,123	$6,632	$7,491	113%
ALTU-238	7,728	3,718	4,010	108
Other research and development	5,252	3,330	1,922	58

Total research and development	$27,103	$13,680	$13,423	98%

     Research and development expense for the six months ended June 30, 2006 increased 98% to $27.1 million from $13.7 million for the six months ended June 30, 2005, due primarily to an increase in development costs relating to ALTU-135, ALTU-238 and our pre-clinical product candidates, increased non-cash compensation expense and an increase in personnel. During the six months ended June 30, 2006, we incurred $6.4 million in costs related to initial equipment funding payments and start up costs for the manufacture of commercial supply of ALTU-135 by a contract manufacturing organization. Other ALTU-135 costs for the period related to the manufacturing of materials for planned toxicity and Phase III studies, and additional manufacturing activities, including increased formulation and process development work for ALTU-135, as well as activities relating to a technical transfer to Amano Enzyme Inc., or Amano, of processes related to the manufacture of ALTU-135. ALTU-238 costs during the six months ended June 30, 2006 related to the completion of the Phase II study, the purchase of materials for ongoing process development and formulation activities related to our planned Phase III clinical trials and the initiation of the Phase III-related toxicology studies. In addition, we incurred increased pre-clinical costs in 2006 associated with our product candidates ALTU-237 and ALTU-236. During the six months ended June 30, 2005, we completed a Phase II clinical trial for ALTU-135. We also filed an Investigational New Drug Application, or IND, and completed a Phase I clinical trial for ALTU-238 during that period. In addition, we had other preclinical product candidates advancing in our pipeline.
General, sales and administrative expense
     General, sales and administrative expense for the six months ended June 30, 2006 increased 69% to $6.4 million from $3.8 million for the six months ended June 30, 2005, due primarily to $0.8 million of increased salaries and professional fees related to our accounting, legal, human resource and information technology functions, $0.8 million of increased marketing fees, $0.4 million of increased insurance costs, and $0.3 million of increased non-cash compensation expense.
Interest income and interest expense
     Interest income for the six months ended June 30, 2006 increased to $2.5 million from $0.5 million for the six months ended June 30, 2005, due to higher average cash balances resulting from the completion of our initial public offering in January 2006 and higher average interest rates on our investments.
     Interest expense for the six months ended June 30, 2006 decreased 7% to $0.4 million due to a decrease in our average outstanding debt for the six months ended June 30, 2006 compared to our average outstanding debt for the six months ended June 30, 2005.
Preferred stock dividends and accretion
     Preferred stock dividends and accretion for the six months ended June 30, 2006 decreased to $1.1 million from $5.4 million for the six months ended June 30, 2005 due to the automatic conversion of all shares of Series B Preferred Stock and Series C Preferred Stock into common stock in connection with the initial public offering in January 2006.
Liquidity and Capital Resources
     On January 31, 2006, we completed an initial public offering of 8,050,000 shares of common stock, including 1,050,000 shares of common stock sold upon the exercise of the underwriters’ over-allotment option, at a price to the public of $15.00 per share. Net proceeds to us from the offering were approximately $110.2 million (net of underwriting discounts and commissions and offering expenses of approximately $10.6 million). We currently intend to use our existing cash resources to fund a portion of the development activities for ALTU-135 and ALTU-238, and the remainder to fund research and development activities for our preclinical product candidates and general corporate purposes, including capital expenditures and working capital. To date, we have used a portion of the net proceeds of the initial public offering consistent with our intent discussed immediately above. At June 30, 2006, we had approximately $111.6 million in cash and cash equivalents and short-term investments available to finance future operations.
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

In September and December 2001, we received net proceeds of approximately $46.2 million, net of issuance costs of approximately $4.6 million, from the private placement of our Series B convertible preferred stock and warrants. Prior to September 2001, we received most of our equity and debt financing proceeds from issuances of notes, common stock and preferred stock to Vertex Pharmaceuticals, or Vertex, including redeemable preferred stock and Series A convertible preferred stock. The redeemable preferred stock is redeemable, at the option of Vertex, on or after December 31, 2010, or by us at our option at any time. The redeemable preferred stock is not convertible into common stock. Accrued but unpaid dividends on the redeemable preferred stock amounted to $1.7 million at June 30, 2006 and are expected to be approximately $2.7 million on December 31, 2010, assuming we do not exercise our right to repurchase the redeemable preferred stock prior to such date. The Series A, B and C convertible preferred stock were converted into shares of common stock upon the closing of the initial public offering. Accrued but unpaid dividends relating to the Series B and C convertible preferred stock outstanding at the time of the initial public offering were paid in shares of common stock upon the closing of the offering at a price of $15.00 per share.
     Our contract revenue is primarily derived from our research and development collaborations for ALTU-135 with CFFTI and Dr. Falk. As of June 30, 2006, we had received $18.4 million from CFFTI under our strategic alliance agreement. We may receive an additional milestone payment of $6.6 million, less an amount determined based on when we achieve the milestone.
     As of June 30, 2006, we had received €11.0 million, which equated to $12.9 million based on the exchange rates in effect at the time we received the milestone payments, under our development, commercialization and marketing agreement with Dr. Falk. In addition, Dr. Falk has agreed to pay a portion of the development expenses we incur in connection with conducting an international long-term safety study for ALTU-135, including costs relating to the process of obtaining regulatory approval, project management costs, statistical design and studies, and preparation of reports.
     As of June 30, 2006, we are entitled to receive up to $25.4 million of future milestone payments under these two collaborations if all development milestones are met. We have no other external sources of funding.
     Since our inception, we have generated significant losses while we have advanced our product candidates into preclinical and clinical trials. Accordingly, we have historically used cash in our operating activities. During the six months ended June 30, 2006 and the year ended December 31, 2005, we used approximately $27.0 million and $20.3 million in cash, respectively, to fund our operating activities. As we continue to advance our product candidates through development and begin to incur increased sales and marketing costs related to commercialization of our product candidates, we expect to incur additional operating losses until such time, if any, as our efforts result in commercially viable drug products. We do not expect our existing capital resources, together with the milestone payments and research and development funding we expect to receive, to be sufficient to fund the completion of the development of any of our product candidates, and we expect that we will need to raise additional funds prior to being able to market any products.
     Capital expenditures totaled $1.1 million and $2.3 million in the six months ended June 30, 2006 and the year ended December 31, 2005, respectively, and was primarily related to equipment in support of our research and development activities and to leasehold improvements for our facilities. We expect capital expenditures to be approximately $5.0 million in 2006. However, our capital expenditures may increase depending upon the equipment requirements of any additional contract manufacturers with whom we work and our needs for additional facilities.
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
     The following table summarizes our contractual obligations at June 30, 2006 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:
Payments Due by Period
(In thousands)

		July 1, 2006	2007	2009
		To December	Through	Through	After
	Total	31, 2006	2008	2010	2010
Contractual Obligations (1):
Short and long-term debt (2)	$5,871	$1,789	$3,942	$140	$—
Capital lease obligations (2)	150	125	25	—	—
Operating lease obligations	2,112	760	1,352	—	—
Purchase obligations (3)	4,305	2,422	1,883	—	—

Total contractual cash obligations	$12,438	$5,096	$7,202	$140	$—

(1)	Excludes estimated payment of $7.2 million to Vertex in connection with its optional redemption of shares of redeemable preferred stock on or after December 31, 2010, plus dividends accruing after that date, and amounts payable to CFFTI upon FDA approval of ALTU-135 and royalties to CFFTI on product sales of ALTU-135.

(2)	Includes interest expense.

(3)	Amount includes non-cancelable purchase orders with remaining obligations of €2,151 which equates to $2,700 at June 30, 2006 and a commitment to a contract manufacturer for CHF 2,000 which equates to $1,605 at June 30, 2006
     Based on our operating plans, we estimate that our net cash used in operating activities will be between $55 million and $65 million in 2006. We believe that our existing cash resources, investment securities and funding we expect to receive under our collaborations will be sufficient to finance our planned operations, including increases in spending for our ALTU-135 and ALTU-238 clinical programs and for our preclinical product candidates through the first half of 2007. However, over the next several years, we may require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, commercially launch ALTU-135 and ALTU-238. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical trials. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash, cash equivalents and short-term investments are invested with highly-rated financial institutions in North America with the primary objective of preservation of principal and minimum risk. When purchased, the investments generally have a maturity of less than 18 months. Some of the securities we invest in are subject to interest rate risk and will fall in value if market interest rates increase. To minimize the risk associated with changing interest rates, we invest primarily in money market funds, bank certificates of deposit, United States government securities and investment-grade commercial paper and corporate notes that can be held to their maturity date. All of our investments at June 30, 2006 met these criteria. We had gross unrealized losses of $0.1 million on our investments at June 30, 2006. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.
     Our total debt at June 30, 2006 was $4.8 million, primarily representing drawdowns under our expired capital equipment and lease credit facilities. All borrowings under these credit facilities carried fixed rates of interest established at the time such drawdowns were made. Accordingly, our future interest costs relating to such drawdowns are not subject to fluctuations in market interest rates.
     Our assets are principally located in the United States and a majority of our historical revenues and operating expenses are denominated in United States dollars, however, contract revenue under our collaboration with Dr. Falk and some purchases of raw materials and contract manufacturing services are denominated in Euros. Accordingly, we are subject to market risk with respect to foreign currency-denominated revenues and expenses. We had no foreign currency exchange gains or losses in the six months ended June 30, 2006 and foreign currency losses of $0.3 million in the year ended December 31, 2005. If the average Euro/United States dollar exchange rate were to strengthen or weaken by 10% against the average respective exchange rates experienced in the six months ended June 30, 2006 and the year ended December 31, 2005, we estimate that the impact on our financial position, results of operations and cash flows would be immaterial. Since ALTU-135 has not reached commercialization in North America or in the territory covered by the Dr. Falk agreement, we do not believe we are subject to significant foreign currency risk at this time. We may engage in additional collaborations with international partners. When ALTU-135 or any other future drug candidates reach commercialization outside of the United States, if at all, or we enter into additional collaborations with international partners providing for foreign currency-denominated revenues and expenses, we may be subject to significant market risk.
ITEM 4. CONTROLS AND PROCEDURES
 Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation by our management, our CEO and CFO concluded that, as of June 30, 2006, our disclosure controls and procedures were: (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC, rules and forms.
 Changes in Internal Control
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not currently a party to any material legal proceedings.
ITEM 1A. RISK FACTORS
     Our business is subject to numerous risks. Our existing and potential stockholders should consider carefully the risks described below and the other information in this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. We may be unable, for many reasons, including those that are beyond our control, to implement our current business strategy. Those reasons could include unfavorable clinical trial results; delays in obtaining, or a failure to obtain, regulatory approval for our product candidates; problems that may arise under our licensing and collaboration agreements; and failure to maintain and protect our proprietary intellectual property assets. If any of the following risks actually occur, they may materially harm our business, our financial condition and our results of operations. In that event, the market price of our common stock could decline.
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
     We will require substantial future capital in order to continue to complete clinical development and commercialize our clinical-stage product candidates, ALTU-135 and ALTU-238, and to conduct the research and development and clinical and regulatory activities necessary to bring our other product candidates to market. Our future capital requirements will depend on many factors, including:
•	the progress and results of our toxicology studies and proposed Phase III clinical efficacy trial and long-term safety study for ALTU-135 and any other trials we may initiate based on the results of these trials;
•	the results of our contemplated Phase III clinical trials for ALTU-238 and any other trials we may initiate;
•	the timing, progress and results of ongoing manufacturing development work for ALTU-135 and ALTU-238;
•	the results of our preclinical studies and testing for our earlier stage product candidates, and any decisions to initiate clinical trials if supported by the preclinical results;
•	the costs, timing and outcome of regulatory review of ALTU-135 and ALTU-238, and any of our preclinical product candidates that progress to clinical trials;
•	the costs of establishing sales and marketing functions, if any of our product candidates are approved, and of establishing commercial manufacturing and distribution arrangements;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents, and defending intellectual property-related claims;
•	our ability to establish and maintain collaborative arrangements and obtain milestone, royalty and other payments from collaborators; and
•	the extent to which we acquire or invest in businesses, products or technologies.
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
     Based on our operating plans, we estimate that our net cash used in operating activities will be between $55 million and $65 million in 2006. We currently expect that our existing cash resources, investment securities and payments we expect to receive from our existing collaborators will be sufficient to support the development of our product candidates and our other operations through the first half of 2007. We do not expect that we will be required to make any payments to our existing collaborators prior to regulatory approval of ALTU-135. However, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need additional funds sooner than planned. We do not expect our available funds to be sufficient to fund the completion of the development of any of our product candidates, and we expect that we will need to raise additional funds prior to being able to market any products. Additional funding may not be available to us on acceptable terms, or at all.
We are obligated under our agreement with CFFTI and under the terms of our redeemable preferred stock to make significant payments upon the occurrence of specified events. We may not have sufficient resources to make these payments when they become due.
     If we receive FDA approval for ALTU-135 or related products, we must pay one of our collaborators, CFFTI, an amount equal to CFFTI’s aggregate funding to us plus interest, up to a maximum of $40.0 million, less the fair market value of the shares of common stock underlying the warrants we issued to CFFTI. This amount, together with accrued interest, will be due in four annual installments, commencing 30 days after the approval date. We will also be required to pay an additional $1.5 million to CFFTI within 30 days after the approval date. These initial payments to CFFTI, if we receive FDA approval of ALTU-135, will be due before we receive revenue from commercial sales of the product, which could require us to raise additional funds or make it difficult for us to make the payments in a timely manner. In addition, if the holder of our redeemable preferred stock elects to redeem those shares on or after December 31, 2010, we will be required to pay an aggregate of $7.2 million plus dividends accruing after that date. We may require additional funding to make any such payments. Additional funds may not be available to us on acceptable terms, or at all.
We have a history of net losses, which we expect to continue for at least several years and, as a result, we are unable to predict the extent of any future losses or when, if ever, we will achieve, or be able to maintain, profitability.
     We have incurred significant losses since 1999, when we were reorganized as a company independent from Vertex. At June 30, 2006, our accumulated deficit was $145.6 million and we expect to continue to incur losses for at least the next several years. We have only been able to generate limited amounts of revenue from license and milestone payments under our collaboration agreements, and payments for funded research and development, as well as from products we no longer sell. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts to advance ALTU-135, ALTU-238 and our other product candidates towards commercialization.
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
•	ALTU-135. If approved, ALTU-135, the product candidate we are developing for the treatment of malabsorption due to exocrine pancreatic insufficiency, will compete with currently marketed porcine-derived pancreatic enzyme replacement therapies from companies such as Axcan Pharma, Johnson & Johnson, and Solvay Pharmaceuticals, as well as from generic drug manufacturers such as KV Pharmaceutical and IMPAX Laboratories. In addition, we understand that Biovitrium and Eurand have product candidates in clinical development that could compete with ALTU-135.
•	ALTU-238. If approved, ALTU-238, the product candidate we are developing as a once-weekly treatment for hGH deficiency and related disorders, will compete with approved hGH therapies from companies such as Eli Lilly, Genentech, Novo Nordisk, Pfizer, Sandoz, Serono and Teva Pharmaceutical Industries. In addition, we understand that ALTU-238 may compete with product candidates in clinical development from some of these companies and others, including LG Life Sciences, which is developing a long-acting hGH therapy based on an encapsulated microparticle technology.
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
     We have invested a significant portion of our time and financial resources to date in the development of oral and injectable crystallized protein therapies, including ALTU-135 and ALTU-238, for the treatment of gastrointestinal and metabolic disorders. Our ability to successfully develop and commercialize ALTU-135 and ALTU-238, and therefore our ability to generate revenues, will depend on numerous factors, including:

•	successfully scaling up the manufacturing processes for, and obtaining sufficient supplies of, ALTU-135 and ALTU-238 in order to complete our clinical trials and toxicology studies on a timely basis;
•	receiving marketing approvals from the FDA and foreign regulatory authorities;
•	arranging for commercial-scale supplies of our products with contract manufacturers whose manufacturing facilities are operated in compliance with current good manufacturing practice regulations, or cGMP;
•	establishing sales, marketing and distribution capabilities on our own or through third parties;
•	establishing favorable pricing from foreign regulatory authorities; and
•	obtaining commercial acceptance of ALTU-135 and ALTU-238, if approved, in the medical community and by third-party payors.
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
     We have not yet completed late-stage clinical trials for our two lead product candidates, and we have not advanced, and may never advance, any of our other product candidates into clinical trials. We have completed a Phase II clinical trial for the solid form of ALTU-135 and plan to conduct a Phase III clinical trial for ALTU-135. In order for ALTU-135 to be approved by the FDA, we will be required to demonstrate in the Phase III clinical trial, to a statistically significant degree, that ALTU-135 improves absorption of fat in patients suffering from malabsorption as a result of exocrine pancreatic insufficiency. We will also be required to demonstrate the safety of ALTU-135 in a long-term study. However, we may not be successful in meeting the primary or secondary endpoints for this Phase III trial or the goal of the long-term safety study. The possibility exists that even if these trials are successful, we may still be required to perform additional studies for approval. In addition, we will need to complete specified toxicology studies in animals before submitting an NDA, and the results of those studies may not demonstrate sufficient safety.
     For ALTU-238, we have completed a Phase I clinical trial in healthy adults and a Phase II clinical trial in adults with hGH deficiency. Our current plan is to conduct a Phase III clinical trial of ALTU-238 in adults and a Phase II/III clinical trial of ALTU-238 in children. We have requested that the FDA consider the single Phase II/III clinical trial in children as a pivotal trial. The FDA may not agree with this proposal and may require us to conduct an additional Phase III clinical trial in children. We have not yet tested the efficacy of ALTU-238 in a human clinical trial, and ALTU-238 may prove not to be clinically effective as an extended-release formulation of hGH. In addition, it is possible that patients receiving ALTU-238 will suffer additional or more severe side effects than we observed in our Phase I and Phase II clinical trials, which could delay or preclude regulatory approval of ALTU-238 or limit its commercial use.
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

     In connection with our completed Phase II clinical trial of ALTU-135, there was one serious adverse event considered by an investigator in our clinical trials as probably or possibly related to treatment with that product candidate. There have not been any serious adverse events related to our other product candidates. The one serious adverse event in our Phase II clinical trial of ALTU-135 involved a subject in the lowest dose group who developed distal intestinal obstructive syndrome, or DIOS, which resolved itself without further complications. DIOS is a unique condition to cystic fibrosis and occurs due to the accumulation of viscous mucous and fecal material in the colon. According to a 1987 study, DIOS is relatively common in cystic fibrosis patients, occurring in about 16% of those patients. In our Phase II clinical trial of ALTU-135 we also observed elevated levels of liver transaminases, which can be associated with harm to the liver. These elevations were transient and asymptomatic and were not reported as drug-related serious adverse events. Elevation of liver transaminases is common among cystic fibrosis patients. The elevations we observed may or may not have been caused by ALTU-135. The increases we observed were not associated with increases in bilirubin, which are typically associated with harm to the liver.
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
     We may encounter problems with our ongoing or planned clinical trials that will cause us or a regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events or factors, including any of the following, could delay the completion of our ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate, including our clinical-stage product candidates, ALTU-135 and ALTU-238:
•	conditions imposed on us by the FDA or any foreign regulatory authority regarding the scope or design of our clinical trials;
•	delays in obtaining, or our inability to obtain or maintain, required approvals from institutional review boards, or IRBs, or other reviewing entities at clinical sites selected for participation in our clinical trials;
•	delays in the completion of manufacturing development work for ALTU-135 and ALTU-238;
•	insufficient supply or deficient quality of our product candidates or other materials necessary to conduct our clinical trials;
•	difficulties enrolling subjects in our clinical trials, including finding pediatric subjects with hGH deficiency who have not previously received hGH therapy for our pediatric trials of ALTU-238;

•	high drop-out rates of subjects in our clinical trials;
•	negative or inconclusive results from clinical trials, or results that are inconsistent with earlier results, that necessitate additional clinical studies;
•	serious or unexpected drug-related side effects experienced by subjects in clinical trials; or
•	failure of our third-party contractors or our investigators to comply with regulatory requirements or otherwise meet their contractual obligations to us in a timely manner.
     Our clinical trials may not begin as planned, may need to be redesigned, and may not be completed on schedule, if at all. On July 24, 2006, we announced that we expect to perform additional manufacturing development work before initiating the planned Phase III clinical trial of ALTU-135, in order to ensure a consistent production process for that product candidate. In addition, on that same date, we announced that the delivery of certain equipment for the production of ALTU-238 had been delayed, which will result in a delay in the initiation of planned Phase III trials of ALTU-238. Delays in our clinical trials may result in increased development costs for our product candidates, which would cause our stock price to decline and could limit our ability to obtain additional financing. In addition, if one or more of our clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates, including our clinical-stage product candidates, ALTU-135 and ALTU-238, could be significantly reduced.
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
     We may also face challenges arising from the different regulatory requirements imposed by United States and foreign regulators with respect to clinical trials. The European Medicines Agency, or EMEA, may impose different requirements than the FDA with respect to the design of a pivotal Phase III clinical trial. For example, we believe that the FDA will not require our Phase III clinical trial of ALTU-135 to include a comparison of ALTU-135 with a currently marketed pancreatic enzyme replacement therapy. We are aware, however, that the EMEA often requires such comparison testing of study drugs with approved therapies, and, based on our discussions with the EMEA, we believe they will impose such a requirement for our Phase III clinical trial of ALTU-135 in Europe. Our agreement with Dr. Falk contemplates that we will conduct a combined Phase III clinical trial, with both United States and European clinical sites, to be performed in a manner consistent with the requirements of both the FDA and the EMEA. However, in light of what we believe to be the different requirements of the FDA and EMEA, we are developing with Dr. Falk an alternate strategy for the Phase III clinical development of ALTU-135 in the European Union.
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
     We do not currently have any agreements in place to manufacture our product candidates on a commercial scale. In order to commercialize our product candidates, our existing suppliers will need to scale up their manufacturing of our product candidates and transfer the technology to a commercial supplier. We may be required to fund capital improvements to support scale-up of manufacturing and related activities. Our existing manufacturers may not be able to successfully increase their manufacturing capacity for any of our product candidates for which we obtain marketing approval in a timely or economic manner, or at all. We may need to engage other manufacturers to provide commercial supplies of our product candidates. It may be difficult for us to enter into commercial supply arrangements on a timely basis or on acceptable terms, which could delay or prevent our ability to commercialize our product candidates. If our existing manufacturers are unable or unwilling to increase their manufacturing capacity or we are unable to establish alternative arrangements, the development and commercialization of our product candidates may be delayed or there may be a shortage in supply.
     With respect to ALTU-135, we currently rely on Amano, located in Nagoya, Japan, for the sole supply of the enzymes that comprise the APIs for ALTU-135. To date, Amano has only supplied us APIs for our clinical trials and our toxicology studies, and we do not have an arrangement for commercial supplies of ALTU-135. In addition, Amano’s manufacturing facility that produces the APIs for ALTU-135 has not been inspected or approved by the FDA, EMEA or the Japanese Ministry of Health, Labour and Welfare. Pursuant to our agreement with Amano, they have notified us that they will not be the primary manufacturer of the APIs for the initial commercial supply of ALTU-135.
     We are in the process of selecting a commercial manufacturer of the APIs for ALTU-135. Switching manufacturers will require cooperation with Amano, technology transfers, training, and validation of the alternative manufacturer’s processes. Changes in manufacturing processes or procedures, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval from the FDA and satisfaction of comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. If we are unable to secure another contract manufacturer to supply the APIs for ALTU-135 at an acceptable cost, our commercialization of ALTU-135 could be delayed, prevented or impaired, including an increase in our costs of obtaining the APIs for ALTU-135. Any dispute over the terms of, or decisions regarding, our collaboration with Amano or other adverse developments in our relationship would materially harm our business and might accelerate our need for additional capital.
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
     We rely on third parties such as contract research organizations, medical institutions and clinical investigators to enroll qualified patients and conduct, supervise and monitor our clinical trials. Our reliance on these third parties for clinical development activities reduces our control over these activities. Our reliance on these third parties, however, does not relieve us of our regulatory responsibilities, including ensuring that our clinical trials are conducted in accordance with good clinical practice regulations, or GCP, and the investigational plan and protocols contained IND. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. In addition, they may not complete activities on schedule, or may not conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our trial design. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, our efforts to obtain regulatory approvals for, and commercialize, our product candidates may be delayed or prevented.
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
     In both domestic and foreign markets, our sales of any future products will depend in part upon the availability of reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payors are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage on which drugs they will pay for and the amounts that they will pay for new drugs. As a result, they may not cover or provide adequate payment for our drugs.
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
     Several of our collaboration agreements provide for licenses to us of technology that is important to our business, and we may enter into additional agreements in the future that provide licenses to us of valuable technology. These licenses impose, and future licenses may impose, various commercialization, milestone and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license even where we are able to achieve a milestone or cure a default after a date specified in an agreement, in which event we would lose valuable rights and our ability to develop our product candidates. For example, under the terms of our strategic alliance agreement with CFFTI, we granted CFFTI an exclusive license under our intellectual property rights covering ALTU-135 and specified derivatives for use in all applications and indications in North America, and CFFTI granted us back an exclusive sublicense of the same scope, including the right to grant sublicenses. CFFTI has the right to retain its exclusive license and terminate our sublicense if we fail to meet specified development milestones, there occurs an unresolved deadlock under the agreement and we discontinue our development activities, there occurs a material default in our obligations under the agreement not cured on a timely basis, including a failure to make required license fee payments to CFFTI on a timely basis if ALTU-135 is approved by the FDA, or a bankruptcy or similar proceeding is filed by or against us. The retention by CFFTI of its exclusive license to ALTU-135 and termination of our sublicense would have a material adverse effect on our business.
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
     We are a small company with 129 employees as of June 30, 2006. Our success depends on our ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, we are highly dependent on Sheldon Berkle, our President and Chief Executive Officer, Dr. Alexey L. Margolin, our Chief Scientific Officer, and the other principal members of our executive and scientific teams. All of the arrangements with these principal members of our executive and scientific teams may be terminated by us or the employee at any time without notice. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives.
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
     Our directors and executive officers, together with their affiliates and related persons as of June 30, 2006, beneficially owned, in the aggregate, approximately 41% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:
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
A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 22,246,435 shares of common stock outstanding as of June 30, 2006. Holders of an aggregate of 12,747,339 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock issuable under our equity compensation plans and they can now be freely sold in the public market upon issuance. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause our stockholders to lose part or all of their investments in our shares of common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Recent Sales of Unregistered Securities
     During the three months ended June 30, 2006, we sold 415 shares of common stock through the exercise of options that were not registered under the Securities Act of 1933, as amended, or the Securities Act. These shares were issued pursuant to the exemption from registration provided by Rule 701 under the Securities Act. In addition, common stock warrants were exercised on a net issuance exercise basis, resulting in 77,525 shares of common stock that were not registered under the Securities Act. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.
     (b) Use of Proceeds from Registered Securities
     We registered shares of our common stock in connection with our initial public offering under the Securities Act. Our Registration Statement on Form S-1 (No. 333-129037) in connection with our initial public offering was declared effective by the SEC on January 25, 2006. The offering commenced as of January 26, 2006 and did not terminate before all securities were sold. The offering has terminated. The offering was co-managed by Merrill Lynch & Co., Morgan Stanley and S.G. Cowen. A total of 8,050,000 shares of common stock were registered and sold in the initial public offering, including 1,050,000 shares of common stock sold upon exercise of the underwriters’ over-allotment option. No payments for expenses related to the initial public offering were made directly or indirectly to (i) any of our directors, officers, or their associates, (ii) any person owning 10% or more of any class or our equity securities, or (iii) any of our affiliates. The net proceeds of approximately $110.2 million from the initial public offering are invested in investment grade securities. The dollar weighted average effective maturity of the portfolio is less than nine months, and no security has an effective maturity in excess of 18 months. As of June 30, 2006, we have used a portion of the net proceeds of the initial public offering to fund our operations including preparatory activities for the Phase III trial for the solid form of ALTU-135, activities related to the Phase II trial of ALTU-238, preparatory activities for the Phase III trial of ALTU-238, including manufacturing related activities, activities related to the development of our preclinical product candidates and general corporate purposes. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
     (c) Repurchase of Equity Securities
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting of Stockholders on July 27, 2006, and the following matters were voted on at that meeting:
     1. The election of Stewart Hen, Harry H. Penner, Jr. and John P. Richard as Class I directors, to serve until the 2009 Annual Meeting of Stockholders and until their respective successors are elected and qualified. The following chart shows the number of votes cast for or against the nominees for director, as well as the number of votes withheld:

DIRECTOR	FOR	WITHHELD
John P. Richard	16,426,314	505,578
Stewart Hen	16,913,437	18,455
Harry H. Penner, Jr.	15,353,937	1,577,955

     The following is a list of the directors whose term of office as a director continued after the meeting:

DIRECTOR	TERM EXPIRES
Jonathan S. Leff	2007
Jonathan D. Root	2007
Manuel A. Navia, Ph.D.	2008
Sheldon Berkle	2008
Michael S. Wyzga	2008
Stewart Hen	2009
Harry H. Penner, Jr.	2009
John P. Richard	2009
     2. The proposal to ratify the appointment of Deloitte & Touche LLP, independent registered public accounting firm, to audit our financial statements for the fiscal year ending December 31, 2006. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions:

FOR	AGAINST	ABSTAIN
16,930,241	751	900
ITEM 5. OTHER INFORMATION
     We have entered into a letter of intent with a contract manufacturer for the commercial supply of the active pharmaceutical ingredients, or APIs, for ALTU-135. The letter of intent has enabled us and the contract manufacturer to begin initial work on the technology transfer and equipment procurement necessary for the commercial supply of the APIs for ALTU-135 while we work with the contract manufacturer towards a formal agreement that will govern the commercial supply.
ITEM 6. EXHIBITS
     See the Exhibit Index for a list of the exhibits filed as a part of this Quarterly Report, which Exhibit Index is incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2006.

ALTUS PHARMACEUTICALS INC.

By	/s/ Sheldon Berkle
Sheldon Berkle
President and Chief Executive Officer

By	/s/ Jonathan I. Lieber
Jonathan I. Lieber
Vice President, Chief Financial Officer and Treasurer
Exhibit Index

Exhibit
Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002