Form 10-Q
period 2006-09-30
Altus Pharmaceuticals Inc.
filed 2006-11-14
CIK 1340744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value per share, as of November 3, 2006 was 22,948,986.

ALTUS PHARMACEUTICALS INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. Unaudited Condensed Consolidated Financial Statements
ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	September	December
	30, 2006	31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,230	$12,872
Investments	53,439	17,189
Prepaid expenses and other current assets	1,922	2,406

Total current assets	99,591	32,467

PROPERTY AND EQUIPMENT, Net	6,242	6,763
OTHER ASSETS, Net	1,312	1,354

TOTAL ASSETS	$107,145	$40,584

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,766	$6,535
Current portion of long-term debt	1,873	2,271
Current portion of deferred revenue	8,984	9,412

Total current liabilities	16,623	18,218

Long-term debt	2,956	3,708
Long-term portion of deferred revenue	563	4,232

TOTAL LIABILITIES	20,142	26,158

CONTINGENCIES (Note 8)
REDEEMABLE PREFERRED STOCK:
Redeemable Preferred Stock, par value $.01 per share; 450,000 shares authorized, issued and outstanding at September 30, 2006 and December 31, 2005 (liquidation value of $6,195 at September 30, 2006 and $6,056 at December 31, 2005) at accreted redemption value	6,181	5,879
Series B Convertible Preferred Stock, par value $.01 per share; no shares authorized, issued or outstanding at September 30, 2006; 12,928,155 shares authorized, 11,773,609 shares issued and outstanding at December 31, 2005 (liquidation value of $63,614 at December 31, 2005) at accreted redemption value	—	62,159
Series C Convertible Preferred Stock, par value $.01 per share; no shares authorized, issued or outstanding at September 30, 2006; 14,420,359 shares authorized, 11,819,959 shares issued and outstanding at December 31, 2005 (liquidation value of $58,407 at December 31, 2005) at accreted redemption value	—	51,335

STOCKHOLDERS’ EQUITY (DEFICIT):
Series A Convertible Preferred Stock, par value $.01 per share; no shares authorized, issued or outstanding at September 30, 2006; 87,500 shares authorized, issued and outstanding at December 31, 2005 (liquidation value of $4)	—	897
Common Stock, par value $.01 per share; 100,000,000 shares authorized, 22,674,735 shares issued and outstanding at September 30, 2006; 47,113,986 shares authorized, 1,842,809 shares issued and outstanding at December 31, 2005	227	18
Additional paid-in capital	242,027	14,272
Accumulated deficit	(161,432)	(120,134)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	80,822	(104,947)

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$107,145	$40,584

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
CONTRACT REVENUE	$(1,955)	$4,125	$3,967	$6,727

COSTS AND EXPENSES:
Research and development	10,898	6,112	38,001	19,792
General, sales and administrative	4,171	2,203	10,608	6,003

Total costs and expenses	15,069	8,315	48,609	25,795

LOSS FROM OPERATIONS	(17,024)	(4,190)	(44,642)	(19,068)

OTHER INCOME (EXPENSE):
Interest income	1,337	217	3,877	701
Interest expense	(165)	(220)	(533)	(617)
Foreign currency loss	—	—	—	(125)

Other income (expense) —net	1,172	(3)	3,344	(41)

NET LOSS	(15,852)	(4,193)	(41,298)	(19,109)

PREFERRED STOCK DIVIDENDS AND ACCRETION	(100)	(2,740)	(1,186)	(8,169)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(15,952)	$(6,933)	$(42,484)	$(27,278)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE — BASIC AND DILUTED	$(0.71)	$(4.01)	$(2.13)	$(15.84)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	22,431	1,727	19,952	1,722

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,298)	$(19,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,261	2,116
Stock-based compensation expense related to the issuance of stock options	2,174	571
Noncash interest expense related to advance against a future milestone	169	169
Loss on disposal of equipment	35	—
Noncash interest expense related to Common Stock warrants	—	6
Changes in assets and liabilities:
Prepaid expenses and other current assets	484	(279)
Other non-current assets	(89)	—
Accounts payable and accrued expenses	(298)	(661)
Milestones received as deferred revenue	—	3,974
Deferred revenue recognized	(4,097)	(6,664)

Net cash used in operating activities	(40,659)	(19,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(202,464)	(31,844)
Maturities of investments	166,214	50,204
Purchases of property and equipment	(1,664)	(1,930)

Net cash (used in) provided by investing activities	(37,914)	16,430

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from initial public offering of Common Stock	110,164	—
Proceeds from exercise of stock options and warrants	1,536	296
Proceeds from long-term debt	—	2,569
Repayment of long-term debt	(1,769)	(1,687)

Net cash provided by financing activities	109,931	1,178

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,358	(2,269)

CASH AND CASH EQUIVALENTS—Beginning of period	12,872	9,489

CASH AND CASH EQUIVALENTS—End of period	$44,230	$7,220

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$364	$491

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
First month’s payments withheld from long-term debt proceeds	$—	$70

Dividends accrued for Series B Convertible Preferred Stock and Series C Convertible Preferred Stock converted to Common Stock	$(20,877)	$—

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting. Certain information and footnote disclosures included in the Altus Pharmaceuticals Inc. (the “Company”) annual consolidated financial statements have been condensed or omitted. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (including normal recurring adjustments) considered necessary to present fairly the Company’s financial position and results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated.

2.	INITIAL PUBLIC OFFERING

In January 2006, the Company completed an initial public offering of 8,050,000 shares of its common stock at a public offering price of $15.00 per share. Net proceeds to the Company were approximately $110.2 million, after deducting underwriting discounts and commissions and offering expenses totaling approximately $10.6 million. Also in January 2006, prior to the initial public offering, the Company effected a 1-for-2.293 reverse stock split of its common stock. All share and per share amounts in the condensed consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in-capital.

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

Specifically, with respect to its product candidate ALTU-135, the Company recognizes revenue earned under collaboration agreements using the proportional performance method of revenue recognition. During the three months ended September 30, 2006, the Company reviewed and increased the total estimated development costs relating to ALTU-135 from $118.0 million to $137.5 million. The effect of increasing total estimated development costs, using the proportional performance method of revenue recognition, resulted in a cumulative negative revenue adjustment through September 30, 2006 of $3.7 million which resulted in negative revenue of $2.0 million and revenue of $4.0 million for the three and nine-months ended September 30, 2006, respectively.

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

Prior to January 1, 2006, the Company had accounted for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, which are similar to those in SFAS 123(R), except that SFAS 123 allowed forfeitures to be accounted for as they occur. Under the modified prospective application method, the compensation expense relating to the unvested portion of previously granted awards at the adoption date is adjusted for estimated forfeitures, and the adjusted compensation expense is recognized ratably over the remaining vesting period. Pre-vesting forfeitures for all grants awarded after January 1, 2006 and for the unvested portion of previously granted awards that were outstanding at the date of adoption of SFAS 123(R) were estimated to be approximately 2.5% per annum based on historical experience.

The following table represents stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
Research and development	$531	$105	$1,217	$235
General, sales and administrative	439	117	957	336

Total	$970	$222	$2,174	$571

Because the Company had utilized the fair value method prescribed by SFAS 123 prior to January 1, 2006, the impact of the adoption of SFAS 123(R) did not have a material impact on the Company’s comparative results.
The fair value of the stock options granted was estimated on the date of grant using all relevant information, including application of the Black-Scholes option-pricing model. When applying the Black-Scholes option-pricing model to compute stock-based compensation, the Company assumed the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Range of risk-free interest rates	4.7% - 5.1%	4.0% - 4.1%	4.4% - 5.1%	3.7% - 4.2%
Expected average option life (in years)	6.25	5.00	6.25	5.00
Volatility	75%	None	75%	None
Dividends	None	None	None	None
The expected term assumption is based upon the simplified or “plain-vanilla” method, provided under SAB 107 which averages the contractual term of the Company’s options (10 years) with the vesting term (4 years) taking into consideration multiple vesting tranches. The Company is allowed to use the plain-vanilla method for all options granted prior to or on December 31, 2007. Upon the Company’s initial filing of its Form S-1 Registration Statement on October 17, 2005, the Company began utilizing a volatility factor in valuing options granted to employees. To determine an appropriate volatility factor, the Company reviewed volatility factors being used by a group of peer companies, and selected a volatility factor consistent with those used by this group of peers. Prior to October 17, 2005, the Company had excluded a volatility factor, as permitted for private companies under the provisions of SFAS 123(R). The Company has continued to utilize this methodology for the three and nine month periods ended September 30, 2006 due to the short length of time the Company’s common stock has been publicly traded.
The Company operates the 2002 Employee, Director, and Consultant Stock Option Plan (the “2002 Plan”), which replaced the 1993 Stock Option Plan (the “1993 Plan”) on February 7, 2002. In January 2006, the Board of Directors authorized an additional 1,200,000 shares for future grant under the 2002 Plan. Under the 1993 and 2002 Plans, the total number of shares issuable upon exercise of outstanding stock options or available for future grant to employees, directors and consultants at September 30, 2006 was 4,281,596 shares.

All option grants are nonstatutory (nonqualified) stock options except option grants to employees (including officers and directors) intended to qualify as incentive stock options under the Internal Revenue Code. Incentive stock options may not be granted at less than the fair market value of the Company’s common stock on the date of grant. Nonqualified stock options may be granted at an exercise price established by the Board of Directors at its sole discretion. Vesting periods are generally based on a service period of four years and are determined by the Board of Directors or a delegated subcommittee or officer. Options and awards granted prior to January 25, 2006 are generally exercisable immediately, but the shares purchased are subject to restriction on transfer until vested. At September 30, 2006, the Company had no such shares outstanding. In the event of termination of an employee or the business relationship with a non-employee, the Company must repurchase all unvested shares from the optionee at the original issue price. Options granted under the 1993 and 2002 Plans expire no more than 10 years from the date of grant.
          A summary of the stock option activity under the 1993 Plan and 2002 Plan is as follows:

		Weighted	Weighed
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)	(in thousands)
Options outstanding—January 1, 2006 (1,247,805 options vested)	3,056,795	$4.27
Granted	1,226,034	16.29
Exercised	(272,243)	4.33
Canceled	(267,142)	6.28

Options outstanding—September 30, 2006	3,743,444	$8.06	8.2	$32,174	*

Options exercisable—September 30, 2006	2,849,751	$5.07	7.8	$31,251	*

Options vested—September 30, 2006	1,574,186	$4.71	7.2	$17,910	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The closing price of the Company’s common stock was $15.97 at September 30, 2006.
During the nine months ended September 30, 2006 and 2005, a total of 272,243 and 102,335 options were exercised, respectively. The intrinsic value of these options was $2,576,000 and $150,000, respectively. Cash received upon the exercise of stock options during these periods was $1,178,000 and $296,000, respectively, and no tax benefit was recognized from the exercises due to the Company’s net operating losses. The Company issues shares for the exercise of stock options from unissued reserved shares.
The weighted-average fair value of employee options granted at exercise prices equal to fair market value during the nine months ended September 30, 2006 and 2005 was $11.81 and $1.57, respectively.
As of September 30, 2006, total unrecognized stock-based compensation expense relating to unvested employee stock awards, adjusted for estimated forfeitures, was $15,140,000. This amount is expected to be recognized over a weighted-average period of 2.9 years. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

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

Outstanding dilutive securities not included in the calculation of diluted net loss attributable to common stockholders per share were as follows for the three and nine months ended September 30:

(In thousands)	2006	2005
Series A, B and C Convertible Preferred Stock:
Preferred shares	—	10,767
Preferred stock warrants	—	1,653
Options to purchase Common Stock	3,743	3,034
Warrants to purchase Common Stock	3,653	2,468

Total	7,396	17,922

6.	INVESTMENTS

The Company invests available cash primarily in bank certificates of deposit and investment-grade commercial paper, corporate notes and government securities. Securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost and are classified as held-to-maturity at September 30, 2006. All of the Company’s investments are classified as held-to-maturity.

Investments consisted of the following at September 30, 2006:

		Net	Aggregate
	Amortized	Unrealized	Fair
(In thousands)	Cost	Losses	Value
Corporate fixed income	$2,938	$(1)	$2,937
Government securities	47,788	(2)	47,786
Commercial paper	2,713	(1)	2,712

Total	$53,439	$(4)	$53,435

Investments consisted of the following at December 31, 2005:

		Net	Aggregate
	Amortized	Unrealized	Fair
(In thousands)	Cost	Losses	Value
Corporate fixed income	$10,904	$(38)	$10,866
Government securities	5,985	(5)	5,980
Certificates of deposit	300	(1)	299

Total	$17,189	$(44)	$17,145

7.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. FIN 48 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the “more likely than not” recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The Company does not believe the effect, if any, of adopting FIN 48 will have a material impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition. Prior to the issuance of SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions in GAAP. SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning January 1, 2008. The Company does not believe the effect, if any, of adopting SFAS 157 will have a material impact on the Company’s financial position and results of operations.

8.	CONTINGENCIES

Dr. Falk Pharma GmbH — The Company’s collaborator, Dr. Falk Pharma GmbH, or Dr. Falk, has asserted that there is a third-party foreign patent with claims that may be relevant to ALTU-135 and, therefore, that the Company breached a representation in its agreement with Dr. Falk and may be liable for damages under the agreement. The Company does not believe that it breached its agreement and is in discussions with Dr. Falk to resolve this matter. The Company also believes that if this patent were asserted against it, it is likely that the Company would not be found to infringe any valid claim of the patent relevant to its development and commercialization of ALTU-135. The Company cannot currently predict with certainty the outcome of this matter.
******

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are a biopharmaceutical company focused on the development and commercialization of oral and injectable protein therapeutics for gastrointestinal and metabolic disorders, with two product candidates in clinical development. We are using our proprietary protein crystallization technology to develop protein therapies, which we believe will have significant advantages over existing products and will address unmet medical needs. Our product candidates are designed to either increase the amount of a protein that is in short supply in the body or degrade and remove toxic metabolites from the blood stream. Our two lead product candidates are: ALTU-135, for which we have completed a Phase II clinical trial in cystic fibrosis patients for the treatment of malabsorption due to exocrine pancreatic insufficiency, and ALTU-238, for which we have completed a Phase II clinical trial in adults for the treatment of growth hormone deficiency. We also have a pipeline of other product candidates in preclinical research and development. We have generated significant losses as we have advanced our lead product candidates into clinical development and expect to continue to generate losses as ALTU-135 and ALTU-238 move into later stages of clinical development. As of September 30, 2006, we had an accumulated deficit of $161.4 million.
     On January 31, 2006, we completed an initial public offering of 8,050,000 shares of common stock at a price of $15.00 per share. Net proceeds to us from the offering were approximately $110.2 million (net of underwriting discounts and commissions and offering expenses of approximately $10.6 million). We are using our existing cash and short-term investments to fund a portion of the development activities for ALTU-135 and ALTU-238, and the remainder to fund research and development activities for our preclinical product candidates and general corporate purposes, including capital expenditures and working capital.
Financial Operations Overview
     Revenue. Our contract revenue consists primarily of amounts earned under collaborative research and development agreements relating to ALTU-135 with Cystic Fibrosis Foundation Therapeutics Inc., or CFFTI, and Dr. Falk Pharma GmbH, or Dr. Falk.
     In February 2001, we entered into a strategic alliance agreement with CFFTI to collaborate on the development of ALTU-135 and specified derivatives of ALTU-135 in North America for the treatment of malabsorption due to exocrine pancreatic insufficiency in patients with cystic fibrosis and other indications. The agreement, in general terms, provides us with funding from CFFTI for a portion of the development costs of ALTU-135 upon the achievement of specified development milestones, up to a total of $25.0 million, in return for specified payment obligations and our obligation to use good faith reasonable efforts to develop and bring ALTU-135 to market in North America. As of September 30, 2006, we had received a total of $18.4 million of the $25.0 million available under the CFFTI agreement and recognized cumulative revenue of $11.3 million. Under the terms of the agreement, we may receive an additional milestone payment of $6.6 million, less an amount determined based on when we achieve the milestone.
     In December 2002, we entered into a development, commercialization and marketing agreement with Dr. Falk for the development by us of ALTU-135 and the commercialization by Dr. Falk of ALTU-135, if approved, in Europe, the countries of the former Soviet Union, Israel and Egypt (the “Licensed Territory”). Under the agreement, we granted Dr. Falk an exclusive, sublicensable license under specified patents that cover ALTU-135 to commercialize ALTU-135 in the Licensed Territory for the treatment of symptoms caused by exocrine pancreatic insufficiency. As of September 30, 2006, we had received upfront and milestone payments from Dr. Falk under the agreement totaling €11.0 million, which equated to $12.9 million based on exchange rates in effect at the times we received the milestone payments, and recognized cumulative revenue of $9.6 million. In addition, Dr. Falk has agreed to pay a portion of the development expenses we incur in connection with conducting an international long term safety study of ALTU-135, including costs relating to the process of obtaining regulatory approval, project management costs, statistical design and studies, and preparation of reports.

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
     We have completed a Phase II clinical trial of ALTU-135 and are designing and preparing for a Phase III clinical trial of the solid form of ALTU-135 and conducting related development activities. Our current estimate of the total costs we will incur to complete the development of ALTU-135 and submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, is approximately $137.5 million, excluding non-cash compensation expense and depreciation. This estimate was revised during the third quarter of 2006, from a previous estimate of $118.0 million. The possibility exists that we may revise this estimate again in the future. As of September 30, 2006, we had incurred approximately $66.6 million of these total costs. We have also completed a Phase II clinical trial and are designing and preparing for a Phase III clinical trial of ALTU-238. From January 1, 2003, the date on which we began separately tracking development costs for ALTU-238, through September 30, 2006, we incurred approximately $23.4 million in total development costs for this product candidate. We expect our research and development costs to increase substantially in the foreseeable future.
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
     Interest and Other Income (Expense), Net. Interest income consists of interest earned on our cash and cash equivalents and investments. Interest expense consists of interest incurred on capital leases and other debt financings, which are primarily equipment loans. Other income (expense), net also consists of foreign currency gains (losses).
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
•	Accrued expenses; and

•	Income taxes
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

     Since the inception of our collaboration agreements with CFFTI and Dr. Falk, we have adjusted our estimated costs to complete the development program for ALTU-135 on four occasions, including during the third quarters of 2005 and 2006, resulting in cumulative changes in our revenue at each time of the change in the estimate. During the third quarter of 2005, we reduced our estimated development costs for ALTU-135, which resulted in a $3.3 million increase in our cumulative revenue in the third quarter of 2005. During the third quarter of 2006, we increased our estimated development costs for ALTU-135, which resulted in a $3.7 million decrease in our cumulative revenue in the third quarter of 2006. In addition, our agreement with Dr. Falk is denominated in Euros. Accordingly, the impact of fluctuations in exchange rates under collaborative agreements that are denominated in a foreign currency is reflected in deferred revenue at the time the cash is received and in revenue at each reporting period. The possibility exists that revenue may increase or decrease in future periods as estimated costs of the underlying program increase or decrease or as exchange rates impact the value of foreign currency denominated collaborations, without additional cash inflows from the collaborative partner or non-government institution. For example, as of September 30, 2006, if our estimated total development costs for ALTU-135 were to increase by 10%, it would result in a $1.9 million reduction of cumulative revenue. If our estimated total development costs for ALTU-135 were to decrease by 10%, it would result in a $2.3 million increase in cumulative revenue.
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
     Research and Development Expenses. Our research and development expenses include employee compensation and related benefits, laboratory supplies, temporary employment costs, external research costs, consulting costs, and other costs directly related to our research and development activities. Research and development expenses are incurred in conjunction with the development of our proprietary product candidates.
     External research costs and expenses related to materials (e.g., active pharmaceutical ingredients, or API’s), technology transfer costs (e.g. the cost of transferring our technology to a contract manufacturing organization), the cost of pre-clinical and clinical studies and analytical testing are included as research and development costs and expensed as incurred.
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
Results of Operations
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Revenue
     Contract revenue for the three months ended September 30, 2006 was a net negative adjustment of $2.0 million compared to contract revenue of $4.1 million for the three months ended September 30, 2005. The net negative revenue in the 2006 period is the result of an upward adjustment in our estimate of the total estimated development costs of ALTU-135 which, under the proportional performance revenue recognition method, necessitated a $3.7 million negative revenue adjustment. This negative revenue adjustment was partially offset by $1.7 million of contract revenue recorded in the three months ended September 30, 2006 based on development activities during the period. During the three months ended September 30, 2005 we recorded a favorable “catch-up” revenue adjustment of $3.3 million related to a reduction of our estimated development costs in addition to $0.8 million of contract revenue based on development activities during the period. A significant portion of our contract revenue is generated from revenue recognized under the proportional performance method from collaboration agreements for ALTU-135 with CFFTI and Dr. Falk.
Research and development expense

	Three Months Ended September 30,		Change
	2006	2005	$	%
	(dollars in thousands)
ALTU-135	$4,123	$2,502	$1,621	65%
ALTU-238	3,000	2,147	853	40%
Other research and development	3,775	1,463	2,312	158%

Total research and development	$10,898	$6,112	$4,786	78%

     Research and development expense for the three months ended September 30, 2006 increased 78% to $10.9 million from $6.1 million for the three months ended September 30, 2005, due primarily to an increase in third-party development costs relating to ALTU-135, ALTU-238 and our pre-clinical product candidates, increased non-cash compensation expense and an increase in personnel. ALTU-135 costs for the three months ended September 30, 2006 related to the manufacturing of materials for planned toxicity and Phase III studies, and additional manufacturing activities, including increased formulation and process development work for ALTU-135. ALTU-238 costs during the three months ended September 30, 2006 related to the purchase of materials for ongoing process development and formulation activities relating to our planned Phase III clinical trials, facility modification costs, technology transfer costs and validation costs relating to our clinical supply agreement with Althea Technologies, Inc. for the production of ALTU-238 Phase III product and the continuation of Phase III-related toxicology studies. In addition, we incurred increased pre-clinical costs during the three months ended September 30, 2006 associated with the development of our product candidate ALTU-237. Product candidates in clinical development have greater associated development costs than those in the research or preclinical stage, and as a product candidate moves to later stage clinical trials, such as a Phase II or Phase III clinical trial, the costs are higher due to the increased size and length of the clinical trial versus an earlier stage clinical trial. As a result, we anticipate that our research and development costs will continue to increase in coming periods. In addition, we had other preclinical product candidates advancing in our pipeline. To support the increased activities, our headcount in the research and development area increased to 98 full-time employees as of September 30, 2006 from 66 as of September 30, 2005.

General, sales and administrative expense
     General, sales and administrative expense for the three months ended September 30, 2006 increased 89% to $4.2 million from $2.2 million for the three months ended September 30, 2005, due primarily to $0.5 million of increased salaries and professional fees related to our accounting, human resource and information technology functions as total headcount increased, $0.4 million of increase in outside legal fees, $0.2 million of increased insurance costs, $0.2 million of costs associated with being a public company, and $0.3 of increased non-cash compensation expense. We expect that general and administrative expenses will continue to increase in the future due to increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to seek collaborations with respect to any of our product candidates. We expect that our sales and marketing costs will also increase in the future due to increased payroll and additional market research, promotion and trade show expenses as we continue to advance the development of ALTU-135 and ALTU-238.
Interest income and interest expense
     Interest income for the three months ended September 30, 2006 increased to $1.3 million from $0.2 million for the three months ended September 30, 2005, due to higher average cash and investment balances resulting from the completion of our initial public offering in January 2006 and higher average interest rates on our investments.
     Interest expense for the three months ended September 30, 2006 decreased 25% to $0.2 million due to a decrease in our average outstanding debt for the three months ended September 30, 2006 compared to our average outstanding debt for the three months ended September 30, 2005.
Preferred stock dividends and accretion
     Preferred stock dividends and accretion for the three months ended September 30, 2006 decreased to $0.1 million from $2.7 million for the three months ended September 30, 2005 due to the automatic conversion of all shares of Series B Preferred Stock and Series C Preferred Stock into common stock in connection with the initial public offering in January 2006. The preferred stock dividends and accretion for the three months ended September 30, 2006 relates entirely to dividends and accretion on our redeemable preferred stock, which remains outstanding at September 30, 2006.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Revenue
     Contract revenue for the nine months ended September 30, 2006 and 2005 was $4.0 million and $6.7 million, respectively. As a result of an increase in our estimate of the total estimated development costs for ALTU-135 in the third quarter of 2006, we recorded a negative revenue adjustment of $3.7 million, which offset contract revenue of $7.7 million for the nine months ended September 30, 2006 based on development activities during the period. For the nine months ended September 30, 2005, we recognized a favorable “catch-up” revenue adjustment of $3.3 million which resulted from a reduction of our estimated total development costs in the third quarter of 2005, in addition to $3.4 million of contract revenue based on development activities during the period. The increase in contract revenue in 2006 compared to 2005, absent the adjustments in each period based on changes to the estimated ALTU-135 development costs, was $4.3 million and reflect the approximate 100% increase in development efforts in the 2006 period, primarily related to manufacturing activities. During the nine months ended September 30, 2005, we also recognized $0.3 million of revenue related to government grants. We did not have any revenue related to government grants during the nine months ended September 30, 2006.

Research and development expense

	Nine Months Ended September 30,		Change
	2006	2005	$	%
		(dollars in thousands)
ALTU-135	$18,246	$9,134	$9,112	100%
ALTU-238	10,728	5,865	4,863	83%
Other research and development	9,027	4,793	4,234	88%

Total research and development	$38,001	$19,792	$18,209	92%

     Research and development expense for the nine months ended September 30, 2006 increased 92% to $38.0 million from $19.8 million for the nine months ended September 30, 2005, due primarily to an increase in development costs relating to ALTU-135, ALTU-238 and our pre-clinical product candidates, increased non-cash compensation expense and an increase in personnel. During the nine months ended September 30, 2006, we incurred $6.4 million in costs related to initial equipment funding payments and start up costs for the manufacture of commercial supply of ALTU-135 by a contract manufacturing organization. Other ALTU-135 costs for the period related to the manufacturing of materials for planned toxicity and Phase III studies, and additional manufacturing activities, including increased formulation and process development work for ALTU-135, as well as activities relating to a technical transfer to Amano Enzyme Inc., or Amano, of processes related to the manufacture of ALTU-135. ALTU-238 costs during the nine months ended September 30, 2006 related to the completion of a Phase II study in growth hormone deficient adults, the purchase of materials for ongoing process development and formulation activities related to our planned Phase III clinical trials, facility modification costs, technology transfer costs and validation costs relating to our clinical supply agreement with Althea and the Phase III-related toxicology studies. In addition, we incurred increased pre-clinical costs in 2006 associated with our product candidates ALTU-237 and ALTU-236. During the nine months ended September 30, 2005, we completed a Phase II clinical trial for ALTU-135. We also filed an Investigational New Drug Application, or IND, and completed a Phase I clinical trial for ALTU-238 during that period. In addition, we had other preclinical product candidates advancing in our pipeline.
General, sales and administrative expense
     General, sales and administrative expense for the nine months ended September 30, 2006 increased 77% to $10.6 million from $6.0 million for the nine months ended September 30, 2005, due primarily to $1.1 million of increased salaries and professional fees related to our accounting, human resource and information technology functions, $0.6 million of increased outside legal fees, $0.9 million of increased marketing fees, $0.5 million of increased insurance costs, $0.3 million of costs associated with being a public company and $0.4 million of increased non-cash compensation expense.
Interest income and interest expense
     Interest income for the nine months ended September 30, 2006 increased to $3.9 million from $0.7 million for the nine months ended September 30, 2005, due to higher average cash and investment balances resulting from the completion of our initial public offering in January 2006 and higher average interest rates on our investments.
     Interest expense for the nine months ended September 30, 2006 decreased 14% to $0.5 million due to a decrease in our average outstanding debt for the nine months ended September 30, 2006 compared to our average outstanding debt for the nine months ended September 30, 2005.
Preferred stock dividends and accretion
     Preferred stock dividends and accretion for the nine months ended September 30, 2006 decreased to $1.2 million from $8.2 million for the nine months ended September 30, 2005 due to the automatic conversion of all shares of Series B Preferred Stock and Series C Preferred Stock into common stock in connection with the initial public offering in January 2006.

Liquidity and Capital Resources
     On January 31, 2006, we completed an initial public offering of 8,050,000 shares of common stock, including 1,050,000 shares of common stock sold upon the exercise of the underwriters’ over-allotment option, at a price to the public of $15.00 per share. Net proceeds to us from the offering were approximately $110.2 million (net of underwriting discounts and commissions and offering expenses of approximately $10.6 million). We currently intend to use our existing cash resources to fund a portion of the development activities for ALTU-135 and ALTU-238, and the remainder to fund research and development activities for our preclinical product candidates and general corporate purposes, including capital expenditures and working capital. To date, we have used a portion of the net proceeds of the initial public offering consistent with our intent discussed immediately above. At September 30, 2006, we had approximately $97.7 million in cash and cash equivalents and short-term investments available to finance future operations.
     Prior to the initial public offering, we financed our business primarily through the issuance of equity securities, revenues from collaboration agreements and product sales, debt financings and equipment loans and leases. In May 2004, we received net proceeds of approximately $50.4 million, net of issuance costs of approximately $0.6 million, from the private placement of our Series C convertible preferred stock and warrants. In September and December 2001, we received net proceeds of approximately $46.2 million, net of issuance costs of approximately $4.6 million, from the private placement of our Series B convertible preferred stock and warrants. Prior to September 2001, we received most of our equity and debt financing proceeds from issuances of notes, common stock and preferred stock to Vertex Pharmaceuticals, or Vertex, including redeemable preferred stock and Series A convertible preferred stock. The redeemable preferred stock is redeemable, at the option of Vertex, on or after December 31, 2010, or by us at our option at any time. The redeemable preferred stock is not convertible into common stock. Accrued but unpaid dividends on the redeemable preferred stock amounted to $1.7 million at September 30, 2006 and are expected to be approximately $2.7 million on December 31, 2010, assuming we do not exercise our right to repurchase the redeemable preferred stock prior to such date. The Series A, B and C convertible preferred stock were converted into shares of common stock upon the closing of the initial public offering. Accrued but unpaid dividends relating to the Series B and C convertible preferred stock outstanding at the time of the initial public offering were paid in shares of common stock upon the closing of the offering at a price of $15.00 per share.
     Our contract revenue is primarily derived from our research and development collaborations for ALTU-135 with CFFTI and Dr. Falk. As of September 30, 2006, we had received $18.4 million from CFFTI under our strategic alliance agreement. We may receive an additional milestone payment of $6.6 million, less an amount determined based on when we achieve the milestone.
     As of September 30, 2006, we had received €11.0 million, which equated to $12.9 million based on the exchange rates in effect at the time we received the milestone payments, under our development, commercialization and marketing agreement with Dr. Falk. In addition, Dr. Falk has agreed to pay a portion of the development expenses we incur in connection with conducting an international long-term safety study for ALTU-135, including costs relating to the process of obtaining regulatory approval, project management costs, statistical design and studies, and preparation of reports.
     As of September 30, 2006, we are entitled to receive up to $25.6 million of future milestone payments under these two collaborations if all development milestones are met. We have no other external sources of funding.
     Since our inception, we have generated significant losses while we have advanced our product candidates into preclinical and clinical trials. Accordingly, we have historically used cash in our operating activities. During the nine months ended September 30, 2006 and 2005, we used approximately $40.7 million and $19.9 million in cash, respectively, to fund our operating activities. As we continue to advance our product candidates through development and begin to incur increased sales and marketing costs related to commercialization of our product candidates, we expect to incur additional operating losses until such time, if any, as our efforts result in commercially viable drug products. We do not expect our existing capital resources, together with the milestone payments and research and development funding we expect to receive, to be sufficient to fund the completion of the development of any of our product candidates, and we expect that we will need to raise additional funds prior to being able to market any products.
     Capital expenditures totaled $1.7 million and $1.9 million in the nine months ended September 30, 2006 and nine months ended September 30, 2005, respectively, and was primarily related to equipment in support of our research and development activities and to leasehold improvements for our facilities. We expect capital expenditures to range from $2.0 million — $3.0 million in 2006. However, our capital expenditures may increase depending upon the equipment requirements of any additional contract manufacturers with whom we work and our needs for additional facilities.
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
The following table summarizes our contractual obligations at September 30, 2006 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:
Payments Due by Period
(In thousands)

		October 1,
		2006 to	2007	2009
		December 31,	Through	Through	After
	Total	2006	2008	2010	2010
Contractual Obligations (1):
Short and long-term debt (2)	$4,651	$569	$3,942	$140	$—
Capital lease obligations (2)	55	30	25	—	—
Operating lease obligations	2,004	376	1,628	—	—
Purchase obligations	7,034	1,294	5,695	45	—

Total contractual cash obligations	$13,744	$2,269	$11,290	$185	$—

(1)	Excludes estimated payment of $7.2 million to Vertex in connection with its optional redemption of shares of redeemable preferred stock on or after December 31, 2010, plus dividends accruing after that date, and amounts payable to CFFTI upon FDA approval of ALTU-135 and royalties to CFFTI on product sales of ALTU-135.

(2)	Includes interest expense.
     Based on our operating plans, we estimate that our net cash used in operating activities will be between $55 million and $65 million in 2006. We believe that our existing cash resources, investment securities and funding we expect to receive under our collaborations will be sufficient to finance our planned operations, including increases in spending for our ALTU-135 and ALTU-238 clinical programs and for our preclinical product candidates through the third quarter of 2007. However, over the next several years, we may require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals and, subject to such approvals, commercially launch ALTU-135 and ALTU-238. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities and our clinical trials. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.
Forward—Looking Statements and Risk Factors
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Part II — Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Risk Factors”.
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
ITEM 1A. RISK FACTORS
     Our business is subject to numerous risks. Our existing and potential stockholders should consider carefully the risks described below and the other information in this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. We may be unable, for many reasons, including those that are beyond our control, to implement our current business strategy. Those reasons could include unfavorable clinical trial results; delays in obtaining, or a failure to obtain, regulatory approval for our product candidates; problems that may arise under our licensing and collaboration agreements; and failure to maintain and protect our proprietary intellectual property assets. If any of the following risks actually occur, they may materially harm our business, our financial condition and our results of operations. In that event, the market price of our common stock could decline.
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
     We will require substantial future capital in order to continue to complete clinical development and commercialize our clinical-stage product candidates, ALTU-135 and ALTU-238, and to conduct the research and development and clinical and regulatory activities necessary to bring our other product candidates to market. Our future capital requirements will depend on many factors, including:
•	the progress and results of our toxicology studies and proposed Phase III clinical efficacy trial and long-term safety study for ALTU-135 and any other trials we may initiate based on the results of these trials or additional discussions with regulatory authorities;

•	the results of our contemplated Phase III clinical trials for ALTU-238 and any other trials we may initiate;

•	the timing, progress and results of ongoing manufacturing development work for ALTU-135 and ALTU-238;

•	the results of our preclinical studies and testing for our earlier stage product candidates, and any decisions to initiate clinical trials if supported by the preclinical results;

•	the costs, timing and outcome of regulatory review of ALTU-135 and ALTU-238, and any of our preclinical product candidates that progress to clinical trials;

•	the costs of establishing sales and marketing functions, if any of our product candidates are approved, and of establishing commercial manufacturing and distribution arrangements;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents, and defending intellectual property-related claims;

•	our ability to establish and maintain collaborative arrangements and obtain milestone, royalty and other payments from collaborators; and

•	the extent to which we acquire or invest in businesses, products or technologies.

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
     Based on our operating plans, we estimate that our net cash used in operating activities will be between $55 million and $65 million in 2006. We currently expect that our existing cash resources, investment securities and payments we expect to receive under agreements with our existing collaborators will be sufficient to support the development of our product candidates and our other operations through the third quarter of 2007. We do not expect that we will be required to make any payments to our existing collaborators prior to regulatory approval of ALTU-135. However, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need additional funds sooner than planned. We do not expect our available funds to be sufficient to fund the completion of the development of any of our product candidates, and we expect that we will need to raise additional funds prior to being able to market any products. Additional funding may not be available to us on acceptable terms, or at all.
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
     We have incurred significant losses since 1999, when we were reorganized as a company independent from Vertex. At September 30, 2006, our accumulated deficit was $161.4 million and we expect to continue to incur losses for at least the next several years. We have only been able to generate limited amounts of revenue from license and milestone payments under our collaboration agreements, and payments for funded research and development, as well as from products we no longer sell. We expect that our annual operating losses will increase over the next several years as we expand our research, development and commercialization efforts to advance ALTU-135, ALTU-238 and our other product candidates towards commercialization.
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
     Competition in the pharmaceutical and biotechnology industries is intense and expected to increase. We face competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies engaged in drug discovery activities or funding, both in the United States and abroad. Some of these competitors may have greater financial resources than us and have products or are pursuing the development of product candidates that target the same diseases and conditions that are the focus of our drug development programs, including those set forth below. In addition, there may be others of which we are unaware.
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
     We have invested a significant portion of our time and financial resources to date in the development of oral and injectable crystallized protein therapies, including ALTU-135 and ALTU-238, for the treatment of gastrointestinal and metabolic disorders. Our ability to successfully develop and commercialize ALTU-135 and ALTU-238, and therefore our ability to generate revenues, will depend on numerous factors, including:
•	successfully scaling up the manufacturing processes for, and obtaining sufficient supplies of, ALTU-135 and ALTU-238 in order to complete our clinical trials and toxicology studies on a timely basis;

•	receiving marketing approvals from the FDA and foreign regulatory authorities;

•	arranging for commercial-scale supplies of our products with contract manufacturers whose manufacturing facilities are operated in compliance with current good manufacturing practice regulations, or cGMPs, including the need to scale up the manufacturing process for commercial scale supplies;

•	establishing sales, marketing and distribution capabilities on our own or through third parties;

•	establishing favorable pricing from foreign regulatory authorities; and

•	obtaining commercial acceptance of ALTU-135 and ALTU-238, if approved, in the medical community and by third-party payors.
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
     We have not yet completed late-stage clinical trials for our two lead product candidates, and we have not advanced, and may never advance, any of our other product candidates into clinical trials. We have completed a Phase II clinical trial for the solid form of ALTU-135 and plan to conduct a Phase III clinical trial for ALTU-135 beginning in the second quarter of 2007. In order for ALTU-135 to be approved by the FDA, we will be required to demonstrate in the Phase III clinical trial, to a statistically significant degree, that ALTU-135 improves absorption of fat in patients suffering from malabsorption as a result of exocrine pancreatic insufficiency. We will also be required to demonstrate the safety of ALTU-135 in a long-term study. However, we may not be successful in meeting the primary or secondary endpoints for this Phase III trial or the goal of the long-term safety study. The possibility exists that even if these trials are successful, we may still be required to perform additional studies for approval or in order to achieve a broad indication for the labeling of the drug. In addition, we will need to complete specified toxicology studies in animals before submitting an NDA, and the results of those studies may not demonstrate sufficient safety.

     For ALTU-238, we have completed a Phase I clinical trial in healthy adults and a Phase II clinical trial in adults with hGH deficiency. Our current plan is to conduct additional clinical trials for ALTU-238 including a Phase III clinical trial in adults with hGH deficiency and a Phase II dose-finding study in children with hGH deficiency, to be followed by a Phase III trial in children with hGH deficiency. We have not yet tested the efficacy of ALTU-238 in a human clinical trial, and ALTU-238 may prove not to be clinically effective as an extended-release formulation of hGH. In addition, it is possible that patients receiving ALTU-238 will suffer additional or more severe side effects than we observed in our Phase I and Phase II clinical trials, which could delay or preclude regulatory approval of ALTU-238 or limit its commercial use.
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
     If the incidence of these events increases in number or severity, if a regulatory authority believes that these events constitute an adverse effect caused by the drug, or if other effects are identified either during future clinical trials or after any of our drug candidates are approved and on the market:
•	we may be required to conduct additional pre-clinical or clinical trials, make changes in labeling of any such products, reformulate any such products, or implement changes to or obtain new approvals of our or our contractors’ manufacturing facilities or processes;
•	regulatory authorities may be unwilling to approve our product candidates or may withdraw approval of our products;
•	we may experience a significant drop in the sales of the affected products;
•	our reputation in the marketplace may suffer; and
•	we may become the target of lawsuits, including class action suits.
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
     Conducting clinical studies in Eastern Europe involves risks not typically associated with U.S. studies which may result in timing, cost and/or quality problems in our Phase III studies for ALTU-238.
     We expect that a large number of the patients in our upcoming clinical trials for ALTU-238 will be enrolled in Eastern European countries. We plan to conduct these trials in compliance with good clinical practices. However, ensuring compliance with good clinical practices at Eastern European clinical sites will involve risks, including risks associated with language barriers and the fact that some European clinical investigators have only limited experience in conducting clinical studies in accordance with standards set forth by the FDA and the European Medicines Agency, or EMEA. We will seek to mitigate this risk by monitoring and auditing the ongoing performance of our study, using both our employees and outside contract research organizations, to ensure compliance with good clinical practices and all other regulatory requirements. Failure to attain and document good clinical practices compliance would adversely impact the value of any data generated from these trials. In addition, should it require more time or money than we currently anticipate to perform any required site training, monitoring or auditing activities, these trials could be delayed, exceed their budgets, or both, which could have a material adverse impact on our business.

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
     We also face challenges arising from the different regulatory requirements imposed by United States and foreign regulators with respect to clinical trials. The EMEA often imposes different requirements than the FDA with respect to the design of a pivotal Phase III clinical trial. For example, we believe that based on our interactions with the EMEA, we will be required to compare ALTU-135 with a currently marketed pancreatic enzyme replacement therapy. Our agreement with Dr. Falk contemplates that we will conduct a combined Phase III clinical trial, with both United States and European clinical sites, to be performed in a manner consistent with the requirements of both the FDA and the EMEA. However, the FDA does not require a comparison of ALTU-135 with a currently marketed pancreatic enzyme replacement therapy and in light of what we believe to be the different requirements of the FDA and EMEA, we are developing with Dr. Falk an alternate strategy for the Phase III clinical development of ALTU-135 in the European Union.
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
     With respect to ALTU-135, we currently rely on two contract manufacturers to supply us with ALTU-135. Amano Enzyme Inc., located in Nagoya, Japan, is the sole supplier of the enzymes that comprise the APIs for ALTU-135 and Patheon Inc., located in Ontario Canada is the sole manufacturer of the ALTU-135 drug product which contains the three APIs. Both Amano and Patheon have only supplied us with materials for our clinical trials and our toxicology studies, and we do not have an arrangement with either organization for the commercial supplies of ALTU-135. In addition, Amano’s manufacturing facility that produces the APIs for ALTU-135 has not been inspected or approved by the FDA, EMEA or the Japanese Ministry of Health, Labour and Welfare. Pursuant to our agreement with Amano, they have notified us that they will not be the primary manufacturer of the APIs for the initial commercial supply of ALTU-135.
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
     With respect to ALTU-238, we have purchased the hGH, the API in ALTU-238, for our clinical trials to date from Sandoz. We will need additional supplies of hGH to complete our development program and are also negotiating with several manufacturers for the long-term, commercial supply of hGH. On August 15, 2006, we entered into an agreement with Althea Technologies, Inc., or Althea, a contract manufacturing organization, to use the hGH supplied by Sandoz to manufacture ALTU-238 for use in the planned Phase II clinical trial in children and the planned Phase III clinical trials in adults and children with hGH deficiency. In order for Althea to successfully produce materials for these trials, we will need to transfer and validate the process for manufacturing ALTU-238 and they will need to complete renovations to their facility including the installation and qualification of specialized manufacturing equipment. Delays in these activities could delay our planned clinical trials for ALTU-238 and result in additional unforeseen expenses.
     In addition, our agreement with Althea covers only the manufacture of ALTU-238 for our planned clinical trials of ALTU-238. We will need to negotiate an additional agreement under which Althea would manufacture and supply our needs for the commercial supply of ALTU-238 or find an alternative commercial manufacturer. Switching manufacturers would require cooperation with Althea, technology transfers, training, and validation of the alternative manufacturer’s processes. Changes in manufacturing processes or procedures, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval from the FDA and satisfaction of comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. If we are unable to secure another contract manufacturer for ALTU-238 at an acceptable cost, our commercialization of ALTU-238 could be delayed, prevented or impaired, and the costs related to ALTU-238 may increase. Any dispute over the terms of, or decisions regarding, our collaboration with Althea or other adverse developments in our relationship would materially harm our business and might accelerate our need for additional capital.
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
     We rely on third parties such as contract research organizations, medical institutions and clinical investigators to enroll qualified patients and conduct, supervise and monitor our clinical trials. Our reliance on these third parties for clinical development activities reduces our control over these activities. Our reliance on these third parties, however, does not relieve us of our regulatory responsibilities, including ensuring that our clinical trials are conducted in accordance with good clinical practice regulations, or GCP, and the investigational plan and protocols contained in the IND. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. In addition, they may not complete activities on schedule, or may not conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our trial design. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, our efforts to obtain regulatory approvals for, and commercialize, our product candidates may be delayed or prevented.
Because we have entered into and may enter into in the future sales or collaboration transactions, we will be dependent upon our partners, and we may be unable to prevent them from taking actions that may be harmful to our business or inconsistent with our business strategy.
     Our current sales or collaboration agreements or any that we may enter into with respect to our product development candidates may reduce the control we have over the development and commercialization of our product candidates. Our current or future partners may decide to terminate a development program under circumstances where we might have continued such a program, or may be unable or unwilling to pursue ongoing development and commercialization activities as quickly as we would prefer. Any partner may be unwilling or unable to fulfill its obligations to us, including its development and commercialization responsibilities. Our partners will likely have significant discretion in determining the efforts and level of resources that they dedicate to the development and commercialization of our product candidates. In addition, although we seek to structure our agreements with potential collaborators to prevent the collaborator from developing and commercializing a competitive product, the possibility exists that, our collaborators may develop and commercialize, either alone or with others, products that are similar to or competitive with the products that are the subject of the collaboration with us. If any collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the development, regulatory approval or commercialization of our product candidate would be delayed or may not occur and our business and prospects would be materially and adversely affected for that reason.
Risks Related to Commercialization of Our Product Candidates
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate product revenue.
      We have no commercial products, and we do not currently have an organization for the sales and distribution of pharmaceutical products. In order to successfully commercialize any products that may be approved in the future by the FDA or comparable foreign regulatory authorities, we must build our sales and marketing capabilities or make arrangements with third parties to perform these services. Though we currently plan to retain North American commercialization rights to our products in circumstances where we believe that we can successfully commercialize such products on our own, we may not be able to successfully develop our own sales and marketing force for product candidates for which we have retained marketing rights. If we develop our own sales and marketing capability, we may be competing with other companies that currently have experienced and well-funded sales and marketing operations.
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
     Even if we receive regulatory approval for ALTU-135, ALTU-238 or any other product candidates we may develop or acquire in the future, these product candidates may not gain market acceptance among physicians, healthcare payors, patients and the medical community. Physicians may elect not to recommend or patients may elect not to use these products for a variety of reasons, including:
•	prevalence and severity of adverse side effects;
•	ineffective marketing and distribution support;
•	timing of market introduction of competitive products.
•	lack of availability of reimbursement from managed care plans and other third-party payors;
•	lower demonstrated clinical safety and efficacy compared to other products;
•	other potential advantages of alternative treatment methods;
•	lack of cost-effectiveness; and

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
     Our ability to commercialize our product candidates depends on our ability to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. Third parties may allege our product candidates infringe their intellectual property rights. Numerous United States and foreign patents and pending patent applications, which are owned by third parties, exist in fields that relate to our product candidates and our underlying technology, including patents and patent applications claiming compositions of matter of, methods of manufacturing, and methods of treatment using, specific proteins, combinations of proteins, and protein crystals. For example, we are aware of certain issued United States and/or foreign patents that may be relevant to our development and commercialization of ALTU-135 and ALTU-238. However, we believe that, if these patents were asserted against us, it is likely that we would not be found to infringe any valid claim of the patents relevant to our development and commercialization of these products. If any of these patents were asserted against us and determined to be valid and construed to cover ALTU-135 or ALTU-238, our development and commercialization of these products could be materially adversely affected. With respect to one of these patents, Dr. Falk, which holds a license from us to commercialize ALTU-135 in Europe, has asserted that we would be liable for damages to Dr. Falk if the patent were successfully asserted against us. We do not believe that Dr. Falk’s assertion has merit, and we are in discussions with Dr. Falk concerning this matter. The outcome of these discussions is uncertain.

     Although we believe it is unlikely that we would be found to infringe any valid claim of these patents, we may not succeed in any action in which the patents are asserted against us. In order to successfully challenge the validity of any United States patent, we would need to overcome a presumption of validity. This burden is a high one requiring clear and convincing evidence. If any of these patents were found to be valid and we were found to infringe any of them, or any other patent rights of third parties, we would be required to pay damages, stop the infringing activity or obtain licenses in order to use, manufacture or sell our product candidates. Any required license might not be available to us on acceptable terms, or at all. If we succeeded in obtaining these licenses, payments under these licenses would reduce any earnings from our products. In addition, some licenses might be non-exclusive and, accordingly, our competitors might gain access to the same technology as that which was licensed to us. If we failed to obtain a required license or were unable to alter the design of our product candidates to make the licenses unnecessary, we might be unable to commercialize one or more of our product candidates, which could significantly affect our ability to establish and grow our commercial business.
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
     We are a small company with 136 employees as of September 30, 2006. Our success depends on our ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, we are highly dependent on Sheldon Berkle, our President and Chief Executive Officer, Dr. Alexey L. Margolin, our Chief Scientific Officer, and the other principal members of our executive and scientific teams. All of the arrangements with these principal members of our executive and scientific teams may be terminated by us or the employee at any time without notice. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives.
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
Risks Related to Our Common Stock
Our stock price has been and is likely to continue to be volatile.
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
Insiders have substantial control over us which could delay or prevent a change in corporate control or result in the entrenchment of management and the board of directors.
     Our directors and executive officers, together with their affiliates and related persons as of September 30, 2006, beneficially owned, in the aggregate, approximately 38% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:
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
     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 22,674,735 shares of common stock outstanding as of September 30, 2006. Holders of an aggregate of 12,747,339 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock issuable under our equity compensation plans and they can now be freely sold in the public market upon issuance. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause our stockholders to lose part or all of their investments in our shares of common stock.
Provisions of our charter, bylaws, and Delaware law may make an acquisition of us or a change in our management more difficult.
     Certain provisions of our certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Recent Sales of Unregistered Securities
     During the three months ended September 30, 2006, common stock warrants were exercised on a net issuance exercise basis, resulting in 187,427 shares of common stock that were not registered under the Securities Act of 1933, as amended, or the Securities Act. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.
     (b) Use of Proceeds from Registered Securities
     We registered shares of our common stock in connection with our initial public offering under the Securities Act. Our Registration Statement on Form S-1 (No. 333-129037) in connection with our initial public offering was declared effective by the SEC on January 25, 2006. The offering commenced as of January 26, 2006 and did not terminate before all securities were sold. The offering has terminated. The offering was co-managed by Merrill Lynch & Co., Morgan Stanley and S.G. Cowen. A total of 8,050,000 shares of common stock were registered and sold in the initial public offering, including 1,050,000 shares of common stock sold upon exercise of the underwriters’ over-allotment option. No payments for expenses related to the initial public offering were made directly or indirectly to (i) any of our directors, officers, or their associates, (ii) any person owning 10% or more of any class or our equity securities, or (iii) any of our affiliates. The net proceeds of approximately $110.2 million from the initial public offering are invested in investment grade securities. The dollar weighted average effective maturity of the portfolio is less than nine months, and no security has an effective maturity in excess of 18 months. As of September 30, 2006, we have used a portion of the net proceeds of the initial public offering to fund our operations including preparatory activities for the Phase III trial for the solid form of ALTU-135, preparatory activities for the Phase III trial of ALTU-238, including manufacturing related activities, activities related to the development of our preclinical product candidates and general corporate purposes. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
     (c) Repurchase of Equity Securities
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

     See the Exhibit Index for a list of the exhibits filed as a part of this Quarterly Report, which Exhibit Index is incorporated by reference.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2006.

ALTUS PHARMACEUTICALS INC.

By	/s/ Sheldon Berkle

Sheldon Berkle
President and Chief Executive Officer

By	/s/ Jonathan I. Lieber

Jonathan I. Lieber
Vice President, Chief Financial Officer
and Treasurer

     Exhibit Index

Exhibit
Number	Description of Exhibit

10.1+	Drug Product Production and Clinical Supply Agreement by and between Altus Pharmaceuticals Inc. and Althea Technologies, Inc., dated as of August 15, 2006

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been requested for portions of this exhibit.