Form 10-Q/A
period 2006-09-30
Altus Pharmaceuticals Inc.
filed 2007-01-16
CIK 1340744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value per share, as of January 10, 2007 was 23,129,859.

EXPLANATORY NOTE
          This Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 is being filed by the Registrant solely to correct the inadvertent omission of Item 3. Quantitative and Qualitative Disclosures About Market Risk and Item 4. Controls and Procedures from Part I of the original Form 10-Q, as filed on November 14, 2006. Except as identified in the immediately preceding sentence, no other items included in the original Form 10-Q are being amended hereby.

PART I — FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
SIGNATURES
Exhibit Index
EX-31.1 Certification of CEO
EX-31.2 Certification of CFO
EX-32 Certification of CEO & CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Our cash, cash equivalents and short-term investments are invested with highly-rated financial institutions in North America with the primary objective of preservation of principal and minimum risk. When purchased, the investments generally have a maturity of less than 18 months. Some of the securities we invest in are subject to interest rate risk and will fall in value if market interest rates increase. To minimize the risk associated with changing interest rates, we invest primarily in money market funds, bank certificates of deposit, United States government securities and investment-grade commercial paper and corporate notes that can be held to their maturity date. All of our investments at September 30, 2006 met these criteria. We had gross unrealized losses of $0.0 million on our investments at September 30, 2006. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.
          Our total debt at September 30, 2006 was $4.8 million, primarily representing drawdowns under our expired capital equipment and lease credit facilities. All borrowings under these credit facilities carried fixed rates of interest established at the time such drawdowns were made. Accordingly, our future interest costs relating to such drawdowns are not subject to fluctuations in market interest rates.
          Our assets are principally located in the United States and a majority of our historical revenues and operating expenses are denominated in United States dollars, however, contract revenue under our collaboration with Dr. Falk and some purchases of raw materials and contract manufacturing services are denominated in Euros. Accordingly, we are subject to market risk with respect to foreign currency-denominated revenues and expenses. We had no foreign currency exchange gains or losses in the nine months ended September 30, 2006 and foreign currency losses of $0.3 million in the year ended December 31, 2005. If the average Euro/United States dollar exchange rate were to strengthen or weaken by 10% against the average respective exchange rates experienced in the nine months ended September 30, 2006 and the year ended December 31, 2005, we estimate that the impact on our financial position, results of operations and cash flows would be immaterial. Since ALTU-135 has not reached commercialization in North America or in the territory covered by the Dr. Falk agreement, we do not believe we are subject to significant foreign currency risk at this time. We may engage in additional collaborations with international partners. When ALTU-135 or any other future drug candidates reach commercialization outside of the United States, if at all, or we enter into additional collaborations with international partners providing for foreign currency-denominated revenues and expenses, we may be subject to significant market risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation by our management, our CEO and CFO concluded that, as of September 30, 2006, our disclosure controls and procedures were: (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC, rules and forms.
Changes in Internal Control
          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, on January16, 2007.

ALTUS PHARMACEUTICALS INC.

/s/ Sheldon Berkle Sheldon Berkle
President and Chief Executive Officer

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