Form 10-K/A
period 2006-12-31
Altus Pharmaceuticals Inc.
filed 2007-03-19
CIK 1340744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 000-51711
ALTUS PHARMACEUTICALS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3573277 (I.R.S. Employer Identification No.)

125 Sidney Street, Cambridge, Massachusetts (Address of Principal Executive Offices)	02139 (Zip Code)
Registrant’s telephone number, including area code: (617) 299-2900
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.01 par value	Name of Each Exchange on Which Registered The Nasdaq Global Market, LLC
Securities registered pursuant to Section 12(g) of the Act:
NONE
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on The Nasdaq Global Market on June 30, 2006 was $410,446,726.
The number of shares outstanding of the registrant’s common stock as of February 28, 2007 was 23,995,477.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on March 12, 2007 (the “Original Filing”). The Registrant is filing the Amendment to correct the number of the Registrant’s beneficial stockholders cited in Item 5 of Part II of the Original Filing under the caption “Market Information.” Part IV is also being amended to update the Exhibit Index and to add new certifications in accordance with Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
     The Original Filing as amended hereby continues to speak as of the date of the Original Filing and the disclosures have not been updated to speak as of any later date. Any items in the Original Filing that are not expressly changed hereby shall be as set forth in the Original Filing. Accordingly, the Amendment should be read together with the Original Filing and the Registrant’s other filings made with the Securities and Exchange Commission. All information contained in the Amendment and the Original Filing is subject to updating and supplementing as provided in our subsequent periodic reports filed with the Securities and Exchange Commission.
     Item 5 of Part II and Part IV, as amended, appear below.

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
     As of February 28, 2007, there were approximately 80 holders of record and approximately 1,950 beneficial stockholders of our common stock.
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
     None.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. Consolidated Financial Statements
     The Consolidated Financial Statements were filed as part of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     2. Consolidated Financial Statement Schedules
     All schedules are omitted because they are not required or because the required information is included in the Consolidated Financial Statements or notes thereto.
     3. Exhibits

Exhibit		Incorporated by Reference to SEC Filing			Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K/A
	Articles of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation of the Registrant.	10-K	3/12/2007	3.1
3.2	Restated By-laws of the Registrant.	S-1/A (333-129037)	1/11/06	3.4
	Instruments Defining the Rights of Security Holders
4.1	Form of Common Stock Certificate.	S-1/A (333-129037)	1/11/06	4.1
4.2	Amended and Restated Investor Rights Agreement, dated as of May 21, 2004.	S-1 (333-129037)	10/17/05	4.3
4.3	Form of Common Stock Warrant originally issued to Vertex Pharmaceuticals Incorporated.	S-1 (333-129037)	10/17/05	4.6
4.4	Form of Common Stock Warrant to General Electric Capital Corporation.	S-1 (333-129037)	10/17/05	4.7
4.5	Form of Common Stock Warrant to Oxford Finance Corporation.	S-1 (333-129037)	10/17/05	4.8
4.6	Form of Common Stock Warrant to Cystic Fibrosis Foundation Therapeutics, Inc.	S-1 (333-129037)	10/17/05	4.9
4.7	Form of Common Stock Warrant to Transamerica Business Credit Corporation.	S-1 (333-129037)	10/17/05	4.10
4.8	Form of Common Stock Warrant to Cowen and Company, LLC	S-1 (333-129037)	10/17/05	4.11
4.9	Form of Series B Preferred Stock Warrant, as amended, together with a schedule of warrant holders.	S-1 (333-129037)	10/17/05	4.12
4.10	Form of Series C Preferred Stock Warrant, together with a schedule of warrant holders.	S-1 (333-129037)	10/17/05	4.13
	Material Contracts — Management Contracts and Compensatory Plans
10.1	1993 Stock Option Plan, as amended.	S-1 (333-129037)	10/17/05	10.1
10.2	Form of Incentive Stock Option Agreement under the 1993 Stock Option Plan.	S-1 (333-129037)	10/17/05	10.2
10.3	Form of Non-Qualified Stock Option Agreement under the 1993 Stock Option Plan, as amended.	S-1 (333-129037)	10/17/05	10.3
10.4	Amended and Restated 2002 Employee, Director and Consultant Stock Plan, as amended.	10-K	3/12/2007	10.4

Exhibit		Incorporated by Reference to SEC Filing			Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K/A
10.5	Pre-IPO Form of Incentive Stock Option Agreement under the Amended and Restated 2002 Employee, Director and Consultant Stock Plan applicable to Executive Officers.	S-1 (333-129037)	10/17/05	10.5
10.6	Post-IPO Form of Incentive Stock Option Agreement under the Amended and Restated 2002 Employee, Director and Consultant Stock Plan applicable to Executive Officers.	S-1/A (333-129037)	1/11/06	10.5.1
10.7	Post-IPO Form of Director Non-Qualified Stock Option Agreement under the Amended and Restated 2002 Employee, Director and Consultant Stock Plan.	S-1/A (333-129037)	1/11/06	10.6.1
10.8	Pre-IPO Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2002 Employee, Director and Consultant Stock Plan applicable to Executive Officers.	S-1 (333-129037)	10/17/05	10.6
10.9	Amended and Restated Director Compensation Policy dated February 2, 2007.	10-K	3/12/2007	10.9
10.10	Consulting Agreement between the Registrant and Manuel A. Navia, dated as of March 1, 2003.	S-1 (333-129037)	10/17/05	10.19
10.11	Description of Arrangement between the Registrant and John P. Richard, effective as of October 28, 2004.	S-1 (333-129037)	10/17/05	10.20
10.12	Letter Agreement between the Registrant and Sheldon Berkle, dated as of May 6, 2005, as amended.	S-1/A (333-129037)	12/27/05	10.17
10.13	Letter Agreement between the Registrant and Lauren Sabella, dated as of April 4, 2006.	10-K	3/12/2007	10.13
10.14	Letter Agreement between the Registrant and Burkhard Blank, dated as of June 2, 2006.	10-K	3/12/2007	10.14
10.15	Letter Agreement between the Registrant and John Sorvillo, dated as of July 31, 2006.	10-K	3/12/2007	10.15
10.16	Letter Agreement between the Registrant and Renato Fuchs, dated as of August 14, 2006.	10-K	3/12/2007	10.16
10.17	Letter Agreement between the Registrant and Bruce Leicher, dated as of October 31, 2006.	10-K	3/12/2007	10.17
10.18	Form of Indemnification Agreement.	S-1/A (333-129037)	11/30/05	10.7
	Material Contracts — Leases
10.19	Lease Agreement between the Registrant and Rizika Realty Trust for 125 Sidney Street, Cambridge, MA, dated as of April 4, 2002, as amended.	S-1 (333-129037)	10/17/05	10.21
10.20	Lease Agreement between the Registrant and Fort Washington Realty Trust for 625 Putnam Ave, Cambridge, MA, dated as of March 1, 1993, as amended.	S-1 (333-129037)	10/17/05	10.22
10.21	Sublease Agreement between the Registrant and Transkaryotic Therapies, Inc., dated as of July 23, 2004.	S-1 (333-129037)	10/17/05	10.25
10.22	Third Amendment to Lease Agreement between the Registrant and Rizika Realty Trust for 125 Sidney Street, Cambridge, MA, dated as of February 13, 2006.	8-K	2/15/06	99.1
	Material Contracts — Financing Agreements
10.23	Master Lease Agreement between the Registrant and General Electric Capital Corporation, dated as of May 21, 2002, as amended.	S-1 (333-129037)	10/17/05	10.8

Exhibit		Incorporated by Reference to SEC Filing			Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K/A
10.24	Master Loan and Security Agreement between Oxford Finance Corporation and the Registrant, dated as of December 17, 1999, as amended.	S-1 (333-129037)	10/17/05	10.9
10.25	Form of Promissory Note issued to Oxford Finance Corporation.	S-1 (333-129037)	10/17/05	10.10
10.26	Master Security Agreement between Oxford Finance Corporation and the Registrant, dated August 19, 2004.	S-1 (333-129037)	10/17/05	10.11
10.27	Form of Promissory Note issued to Oxford Finance Corporation.	S-1 (333-129037)	10/17/05	10.12
10.28	Form of Promissory Note Schedule No. 08 issued to Oxford Finance Corporation, dated December 29, 2006.	8-K	1/3/07	10.1
10.29	Form of Promissory Note Schedule No. 09 issued to Oxford Finance Corporation, dated December 29, 2006.	8-K	1/3/07	10.2
	Material Contracts — License and Collaboration Agreements
10.30+	Technology License Agreement by and between the Registrant and Vertex Pharmaceuticals Incorporated, dated as of February 1, 1999, as amended.	S-1/A (333-129037)	1/11/06	10.13
10.31+	Strategic Alliance Agreement between the Registrant and Cystic Fibrosis Foundation Therapeutics, Inc., dated as of February 22, 2001, as amended.	S-1/A (333-129037)	1/11/06	10.15
10.32+	Development, Commercialization and Marketing Agreement between the Registrant and Dr. Falk Pharma GmbH, dated as of December 23, 2002.	S-1/A (333-129037)	10/17/05	10.16
10.33++	Collaboration and License Agreement by and between the Registrant and Genentech, Inc., dated as of December 19, 2006.	8-K	2/1/07	10.1
10.34	Common Stock Purchase Agreement, dated as of December 19, 2006, between the Registrant and Genentech, Inc.	8-K	3/1/07	10.1
10.35	Registration Rights Agreement, dated as of February 27, 2007, between the Registrant and Genentech, Inc.	8-K	3/1/07	10.2
	Material Contracts — Manufacturing and Supply Agreements
10.36+	Cooperative Development Agreement between Amano Enzyme, Inc. and the Registrant, dated as of November 8, 2002, as amended.	S-1/A (333-129037)	1/11/06	10.14
10.37++	Drug Product Production and Clinical Supply Agreement by and between the Registrant and Althea Technologies, Inc., dated as of August 15, 2006.	10-Q	11/14/06	10.1
10.38++	Manufacturing and Supply Agreement by and between the Registrant and Lonza Ltd., dated as of November 16, 2006.	8-K	2/6/07	10.1
	Other Exhibits
21.1	Subsidiaries of the Registrant.	10-K	3/30/2006	21.1
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	3/12/2007	23.1

Exhibit		Incorporated by Reference to SEC Filing			Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K/A
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	10-K	3/12/2007	31.1
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	10-K	3/12/2007	31.2
31.3	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31.4	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3/12/2007	32.1

+	Confidential treatment has been granted as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

++	Confidential treatment has been requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2007.

ALTUS PHARMACEUTICALS INC.
/s/ SHELDON BERKLE
Sheldon Berkle
President and Chief Executive Officer