Form 10-Q
period 2007-03-31
Altus Pharmaceuticals Inc.
filed 2007-05-11
CIK 1340744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
The number of shares outstanding of the registrant’s common stock as of May 7, 2007 was 30,584,769.

Part I
Item 1. Financial Statements
ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$85,584	$61,470
Marketable securities available-for-sale	15,249	3,059
Marketable securities held-to-maturity	125	21,385
Prepaid expenses and other current assets	2,299	2,576

Total current assets	103,257	88,490

PROPERTY AND EQUIPMENT, Net	6,145	6,717

OTHER ASSETS, Net	1,175	1,254

TOTAL ASSETS	$110,577	$96,461

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,507	$6,710
Current portion of long-term debt	2,093	2,106
Current portion of deferred revenue	7,478	8,367

Total current liabilities	15,078	17,183

Long-term debt, net of current portion	2,346	2,874
Deferred revenue, net of current portion	15,000	—
Other long-term liabilities	751	701

TOTAL LIABILITIES	33,175	20,758

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
Redeemable Preferred Stock, par value $.01 per share; 450,000 shares authorized, issued and outstanding at March 31, 2007 and December 31, 2006 at accreted redemption value	6,337	6,281

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 24,015,762 shares issued and outstanding at March 31, 2007; 23,121,477 shares issued and outstanding at December 31, 2006	240	231
Additional paid-in capital	262,322	244,985
Accumulated deficit	(191,581)	(175,814)
Accumulated other comprehensive income	84	20

Total stockholders’ equity	71,065	69,422

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$110,577	$96,461

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006

CONTRACT REVENUE	$827	$1,512

COSTS AND EXPENSES:
Research and development	12,859	9,789
General, sales and administrative	4,581	3,107

Total costs and expenses	17,440	12,896

LOSS FROM OPERATIONS	(16,613)	(11,384)

OTHER INCOME (EXPENSE):
Interest income	1,009	1,046
Interest expense	(163)	(192)

Other income (expense) —net	846	854

NET LOSS	(15,767)	(10,530)

PREFERRED STOCK DIVIDENDS AND ACCRETION	(56)	(986)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(15,823)	$(11,516)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE — BASIC AND DILUTED	$(0.67)	$(0.76)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	23,470	15,146

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,767)	$(10,530)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	829	770
Stock-based compensation expense	1,989	441
Noncash interest expense	56	56
Changes in assets and liabilities:
Prepaid expenses and other current assets	451	767
Other assets	17	—
Accounts payable and accrued expenses	(758)	(1,330)
Payments received as deferred revenue	15,000	—
Deferred revenue recognized	(889)	(1,565)

Net cash provided by (used in) operating activities	928	(11,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(13,451)	(59,109)
Maturities of investments	22,585	25,015
Purchases of property and equipment	(646)	(322)

Net cash provided by (used in) investing activities	8,488	(34,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity investment	15,000	—
Proceeds from initial public offering	—	110,164
Proceeds from exercise of stock options	413	37
Repayment of debt	(541)	(647)
Deferred offering costs	(174)	—

Net cash provided by financing activities	14,698	109,554

NET INCREASE IN CASH AND CASH EQUIVALENTS	24,114	63,747

CASH AND CASH EQUIVALENTS—Beginning of period	61,470	12,872

CASH AND CASH EQUIVALENTS—End of period	$85,584	$76,619

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$107	$135

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Series A Convertible Preferred Stock, Series B Redeemable Convertible Preferred Stock and Series C Redeemable Convertible Preferred Stock, and accrued dividends, converted to common stock	$—	$115,275

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim reporting. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (including normal recurring adjustments) considered necessary to present fairly the Company’s financial position and results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

On April 24, 2007, the Company completed a common stock offering in which it sold 6,000,000 shares of common stock at a price of $14.75 per share for net proceeds of approximately $82,900 after underwriting discounts, commissions and offering expenses. On April 30, 2007, the underwriters purchased an additional 518,830 shares of common stock at a price of $14.75 per share for additional net proceeds of approximately $7,200, less underwriting discounts and commissions, to cover over-allotments.

2.	REVENUE RECOGNITION

The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104 (SAB No. 104), Revenue Recognition, Emerging Issues Task Force (EITF) Issue No. 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables, and EITF Issue No. 99-19 (EITF 99-19), Reporting Revenue Gross as a Principal Versus Net as an Agent.

Contract revenue includes revenue from collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of the Company’s product candidates as well as non-refundable research and development funding under collaborative agreements with corporate partners. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of clinical development and commercial milestones and royalties on product sales. Research and development funding generally reimburses the Company for a portion or all of the development and testing related to the collaborative research programs.

Collaborative agreements often contain multiple elements, providing for a license as well as research and development, regulatory and commercialization services. Such arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. The Company recognizes upfront license payments as revenue upon delivery of the license only if the license has standalone value and the fair value of the undelivered performance obligations can be determined, provided that the fee is fixed and determinable and collection is reasonably assured. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have standalone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting.

When the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue related to upfront license and other payments will be recognized. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned as of the period ending date.

The Company recognizes revenue using the proportional performance method provided it can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. The Company uses an input based measure, specifically direct costs, to determine proportional performance, because, for its current agreements accounted for under this method, the use of an input based measure is a more accurate representation of proportional performance than an output based measure, such as milestones. The impact of fluctuation in exchange rates under collaborative agreements that are denominated in a foreign currency is reflected in deferred revenue at the time cash is received and in revenue at each reporting period.

Under the proportional performance method, periodic revenue related to upfront license and other payments is recognized as the percentage of actual effort expended in that period to total effort budgeted for all of the Company’s performance obligations under the arrangement. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company expects to complete the related performance obligations. Estimates may change in the future, resulting in a change in the amount of revenue recognized in future periods. The possibility exists that revenue may increase or decrease in future periods as estimated costs of the underlying program increase or decrease or as exchange rates impact the value of foreign currency denominated collaborations, without additional cash inflows from the collaborative partner.

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

3.	GENENTECH COLLABORATION

In December 2006, the Company entered into a Collaboration and License Agreement with Genentech, Inc. (“Genentech”) for the development, manufacture and commercialization of ALTU-238. The effective date of the agreement was February 21, 2007, following expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Under the terms of the agreement, the Company granted Genentech exclusive rights and license to make (and have made), use and import ALTU-238, and to sell ALTU-238 in North America if approved by the FDA. Genentech was also given the option to expand the agreement to a global agreement. The agreement, in general terms, provides that Genentech will assume full responsibility for the development, manufacture and commercialization of ALTU-238. Under the agreement, Altus has the option to elect to co-promote ALTU-238 in North America.

Pursuant to the agreement, Genentech made specific cash payments in the first quarter of 2007, consisting of a $15,000 non-refundable license fee payment and $15,000 in exchange for 794,575 shares of the Company’s common stock. Genentech has also agreed to make cash payments contingent on the achievement of various performance milestones during the clinical development, regulatory approval and commercialization process of approximately $148,000, and to reimburse the Company for various development activities performed by the Company on Genentech’s behalf. If Genentech exercises its global option, it may be required to pay an additional $110,000 in upfront payments and milestones. In addition, Genentech has agreed to pay royalties on any future net sales of ALTU-238. Genentech began preparing its development plan for ALTU-238 in the first quarter of 2007. As a consequence, the Company has been limited in its ability to perform significant development activities for Genentech.

4.	COMPREHENSIVE LOSS

Comprehensive loss was as follows for the three months ended March 31:

	2007	2006

Net loss	$(15,767)	$(10,530)
Unrealized gain on available-for-sale marketable securities	64	—

Comprehensive loss	$(15,703)	$(10,530)

5.	NET LOSS PER SHARE

Basic and diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented.

Outstanding dilutive securities not included in the calculation of diluted net loss attributable to common stockholders per share were as follows for the three months ended March 31:

(In thousands)	2007	2006

Options to purchase common stock	4,146	3,333
Warrants to purchase common stock	3,603	3,938

Total	7,749	7,271

6.	INCOME TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company adopted the provisions of FIN 48 and there was no material effect on its financial position, results of operations and cash flows as a result of adopting this standard.

As of January 1, 2007, the Company had no liability for unrecognized tax benefits related to various federal and state income tax matters. There has been no material change in this amount during the period ended March 31, 2007. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. Future changes in unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the Company’s valuation allowance.

The Company’s tax returns for the years ended December 31, 2003 through 2006 are currently subject to audit by the Internal Revenue Service. The Company and its subsidiary’s Massachusetts state income tax returns are also subject to audit for the years ended December 31, 2003 through 2006. As of January 1, 2007 and March 31, 2007 the Company has no accrued interest or penalties related to uncertain tax positions. The Company will account for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

7.	STOCK-BASED COMPENSATION

The following table represents stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31:

	2007	2006

Research and development	$879	$265
General, sales and administrative	1,110	176

Total	$1,989	$441

The fair value of the stock options granted was estimated on the date of grant using all relevant information, including application of the Black-Scholes option-pricing model. When applying the

Black-Scholes option-pricing model to compute stock-based compensation, the Company assumed the following for the three months ended March 31:

	2007	2006

Risk-free interest rate	4.5% to 4.8%	4.4% to 4.7%
Expected average option life	6.25 years	6.25 years
Dividends	None	None
Volatility	75%	75%
The expected average option life assumption is based upon the simplified or “plain-vanilla” method, provided under SAB 107 which averages the contractual term of the Company’s options (10 years) with the vesting term (4 years) taking into consideration multiple vesting tranches. The Company is allowed to use the plain-vanilla method for all options granted prior to or on December 31, 2007. To determine an appropriate volatility factor, the Company reviewed volatility factors being used by a group of peer companies, and selected a volatility factor consistent with those used by this group of peers. The Company has continued to utilize this methodology for the three months ended March 31, 2007 due to the short length of time the Company’s common stock has been publicly traded.
The Company operates the 2002 Employee, Director, and Consultant Stock Option Plan (the “2002 Plan”), which replaced the 1993 Stock Option Plan (the “1993 Plan”) on February 7, 2002. In January 2007, under the “evergreen” provision the Plan, an additional 908,051 shares were made available future grant under the 2002 Plan. Under the 1993 and 2002 Plans, the total number of shares issuable upon exercise of outstanding stock options or available for future grant to employees, directors and consultants at March 31, 2007 was 4,647,616 shares.
A summary of the stock option activity under the 1993 Plan and 2002 Plan for the three months ended March 31, 2007 is as follows:

			Weighed
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)

Balance—December 31, 2006 (1,340,642 options vested)	3,544,138	$9.34
Granted	716,519	14.63
Exercised	(99,710)	4.74
Canceled	(15,370)	11.04

Options outstanding—March 31, 2007	4,145,577	$10.35	8.3	$24,142	*

Options exercisable—March 31, 2007	2,403,147	$5.96	7.6	$22,921	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The closing price of the Company’s common stock was $15.22 at March 31, 2007

8.	CONTINGENCY

Dr. Falk Pharma GmbH (“Dr. Falk”) has asserted that there is a third-party foreign patent with claims that may be relevant to ALTU-135 and, therefore further asserted that the Company breached a representation in its agreement with Dr. Falk and may be liable for damages under the agreement. The Company does not believe that it breached its agreement and is in discussions with Dr. Falk to resolve this matter. The Company also believes that if this patent were asserted against it, it is likely that the Company would not be found to infringe any valid claim of the patent relevant to its development and commercialization of ALTU-135. The Company cannot predict the outcome of this matter with certainty.

9.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition. Prior to the issuance of SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions under generally accepted accounting principles. SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning January 1, 2008. The Company is evaluating the impact of SFAS 157 on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not decided if it will choose to measure any eligible financial assets and liabilities at fair value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are a biopharmaceutical company focused on the development and commercialization of oral and injectable protein therapeutics for gastrointestinal and metabolic disorders, with two product candidates in clinical development. We are using our proprietary protein crystallization technology to develop protein therapies, which we believe will have significant advantages over existing products and will address unmet medical needs. Our product candidates are designed to either increase the amount of a protein that is in short supply in the body or degrade and remove toxic metabolites from the blood stream. Our two lead product candidates are: ALTU-135, for which we have initiated a Phase III clinical trial in cystic fibrosis patients for the treatment of malabsorption due to exocrine pancreatic insufficiency in May 2007, and ALTU-238, for which we have completed a Phase II clinical trial in adults for the treatment of growth hormone deficiency. We also have a pipeline of other product candidates in preclinical research and development. We have generated significant losses as we have advanced our lead product candidates into clinical development and expect to continue to generate losses as ALTU-135 and ALTU-238 move into later stages of clinical development. As of March 31, 2007, we had an accumulated deficit of $191.6 million.
     On January 31, 2006, we completed an initial public offering of 8,050,000 shares of common stock at a price of $15.00 per share. Net proceeds to us from the offering were approximately $110.2 million, net of underwriting discounts, commissions and offering expenses.
     On April 24, 2007, we completed a common stock offering in which we sold 6,000,000 shares of common stock at a price of $14.75 per share. Net proceeds from the offering were approximately $82.9 million, net of underwriting discounts, commissions and offering expenses. On April 30, 2007, the underwriters purchased an additional 518,830 shares of common stock at a price of $14.75 per share for additional net proceeds of approximately $7.2 million, less underwriting discounts and commissions, to cover over-allotments.
Financial Operations Overview
     Contract Revenue. Our contract revenue consists of amounts earned under collaborative research and development agreements relating to ALTU-135 and ALTU-238.
     In February 2001, we entered into a strategic alliance agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFTI”) to collaborate on the development of ALTU-135 and specified derivatives of ALTU-135 in North America for the treatment of malabsorption due to exocrine pancreatic insufficiency in patients with cystic fibrosis and other indications. The agreement, in general terms, provides us with funding from CFFTI for a portion of the development costs of ALTU-135 upon the achievement of specified development milestones, up to a total of $25.0 million, in return for specified payment obligations and our obligation to use good faith reasonable efforts to develop and bring ALTU-135 to market in North America. As of March 31, 2007, we had received a total of $18.4 million of the $25.0 million available under the CFFTI agreement and recognized cumulative revenue of $12.6 million. Under the terms of the agreement, we may receive an additional milestone payment of $6.6 million, less an amount determined by when we achieve the milestone.
     In December 2002, we entered into a development, commercialization and marketing agreement with Dr. Falk Pharma, GmbH (“Dr. Falk”), for the development by us of ALTU-135 and the commercialization by Dr. Falk of ALTU-135, if approved, in Europe, the countries of the former Soviet Union, Israel and Egypt. Under the agreement, we granted Dr. Falk an exclusive, sublicensable license under specified patents that cover ALTU-135 to commercialize ALTU-135 for the treatment of symptoms caused by exocrine pancreatic insufficiency. As of March 31, 2007, we had received upfront and milestone payments from Dr. Falk under the agreement totaling €11.0 million, which equated to $12.9 million based on exchange rates in effect at the times we received the milestone payments, and recognized cumulative revenue of $10.2 million. Because our Phase III clinical trial for ALTU-135, initiated in May 2007, is not an international Phase III clinical trial which is designed to support EMEA marketing approval, we do not expect to receive any reimbursement from Dr. Falk for this trial. Dr. Falk holds all commercialization and marketing rights in the licensed territory, and we are entitled to receive royalties based on the net sales of ALTU-135 in the licensed territory and revenue for the ALTU-135 supplied by us to Dr. Falk. Under the terms of the agreement, the license to Dr. Falk will continue in each country in the licensed territory until the later of the expiration of the last-to-expire of specified patents that cover ALTU-135 in that country or 12 years from the date of first commercial sale of ALTU-135 in that country. In the first quarter of 2007, we deferred the recognition of revenue under the collaborative agreement with Dr. Falk in connection with our current discussions with Dr. Falk regarding our business arrangement and the future development of ALTU-135 in the license territory, which resulted in revenue not being fixed and determinable.
     In December 2006, we entered into a Collaboration and License Agreement with Genentech, Inc. (“Genentech”) for the development, manufacture and commercialization of ALTU-238. The effective date of the agreement was February 21, 2007, following expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Under the terms of the agreement, we granted Genentech exclusive rights and license to make (and have made), use and import ALTU-238, and to sell ALTU-238 in North America if approved by the Food and Drug Administration (“FDA”). Genentech was also given the option to expand the agreement to a global agreement. The agreement, in general terms, provides that Genentech will assume full responsibility for the development, manufacture and commercialization of ALTU-238. Under the agreement, we have the option to elect to co-promote ALTU-238 in North America.
     Pursuant to the agreement, Genentech made specific cash payments in the first quarter of 2007 consisting of a $15.0 million non-refundable license fee payment and $15.0 million in exchange for 794,575 shares of our common stock. Genentech also agreed to make cash payments contingent on the achievement of various performance milestones during the clinical development, regulatory approval and commercialization process of approximately $148.0 million, and to reimburse us for various development activities performed by us on Genentech’s behalf. If Genentech exercises its global option, it may be required to pay us an additional $110.0 million in upfront payments and milestones. In addition, Genentech has agreed to pay royalties on any future net sales of ALTU-238. Genentech began preparing its development plan for ALTU-238 in the first quarter of 2007. As a consequence, the Company has been limited in its ability to perform significant development activities for Genentech.
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

     We initiated our Phase III clinical trial of the capsule form of ALTU-135 in May 2007. Our current estimate of the total costs we will incur to complete the development of ALTU-135 and file a New Drug Application (“NDA”) with the FDA is approximately $137.5 million, excluding non-cash compensation expense and depreciation. As of March 31, 2007, we had incurred approximately $74.7 million of these total costs.
     We have also completed a Phase II clinical trial of ALTU-238. From January 1, 2003, the date on which we began separately tracking development costs for ALTU-238, through March 31, 2007, we incurred approximately $30.0 million in total development costs for this product candidate. The amount of resources we devote to ALTU-238 in the future is subject to Genentech’s development plan and whether Genentech exercises its option to extend our agreement globally. The parties may agree to have Altus conduct certain efforts that would be subject to reimbursement by Genentech.
     We expect to file an IND for ALTU-237 in the second quarter of 2007. From January 1, 2003, the date on which we began separately tracking development costs for ALTU-237, through March 31, 2007, we have incurred approximately $8.7 million in total development costs for this pre-clinical product candidate.
     We expect our research and development costs to increase substantially in the foreseeable future as we move ALTU-135 through Phase III trials, perform certain development efforts on ALTU-238 on behalf of Genentech, file an IND and initiate clinical trials for ALTU-237 and continue the development of our pre-clinical pipeline.
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
     The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of ALTU-238, ALTU-237 or any of our preclinical product candidates, or the period, if any, in which material net cash inflows will commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•	the scope, rate of progress and expense of our clinical trials and other research and development activities;

•	the potential benefits of our product candidates over other therapies;

•	our ability to manufacture, market, commercialize and achieve market acceptance for any of our product candidates that we are developing or may develop in the future;

•	future clinical trial results;

•	Genentech’s development plan for ALTU-238 and the amount of development efforts we agree to perform on Genentech’s behalf;

•	Whether Genentech will decide to exercise its option to make our collaboration for ALTU-238 a global agreement;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the expense and timing of regulatory approvals; and

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
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
     We expect that general and administrative expenses will continue to increase in the future due to increased payroll, expanded marketing and administrative infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to seek collaborations with respect to any of our product candidates.
     Interest and Other Income (Expense), Net. Interest income consists of interest earned on our cash and cash equivalents and marketable securities. Interest expense consists of interest incurred on capital leases and equipment loans.
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
Critical Accounting Policies and Significant Judgments and Estimates
     A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. See the discussion of our significant accounting policies in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for additional information regarding our critical accounting policies.
     Contract Revenue. We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104 (SAB No. 104), Revenue Recognition, Emerging Issues Task Force (EITF) Issue No. 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables, and EITF Issue No. 99-19 (EITF 99-19), Reporting Revenue Gross as a Principal Versus Net as an Agent.

     Contract revenue includes revenue from collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of our product candidates as well as non-refundable research and development funding under collaborative agreements with corporate partners. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of clinical development and commercial milestones and royalties on product sales. Research and development funding generally reimburse us for a portion or all of the development and testing related to the collaborative research programs.
     Collaborative agreements often contain multiple elements, providing for a license as well as research and development, regulatory and commercialization services. We analyze such arrangements to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. We recognize upfront license payments as revenue upon delivery of the license only if the license has standalone value and the fair value of the undelivered performance obligations can be determined, provided that the fee is fixed and determinable and collection is reasonably assured. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have standalone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting.
     When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue related to upfront license and other payments will be recognized. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned as of the period ending date.
     We recognize revenue using the proportional performance method provided we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. We use an input based measure, specifically direct costs, to determine proportional performance, because, for our current agreements accounted for under this method, the use of an input based measure is a more accurate representation of proportional performance than an output based measure, such as milestones. The impact of fluctuation in exchange rates under collaborative agreements that are denominated in a foreign currency is reflected in deferred revenue at the time cash is received and in revenue at each reporting period.
     Under the proportional performance method, we recognize periodic revenue related to upfront license and other payments as the percentage of actual effort expended in that period to total effort budgeted for all of the performance obligations under the arrangement. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Estimates may change in the future, resulting in a change in the amount of revenue recognized in future periods. The possibility exists that revenue may increase or decrease in future periods as estimated costs of the underlying program increase or decrease or as exchange rates impact the value of foreign currency denominated collaborations, without additional cash inflows from the collaborative partner.
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
Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Contract Revenue

	Three Months Ended
	March 31,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)

Contract revenue	$827	$1,512	$(685)	(45%)
     ALTU-135 contract revenue for the three months ended March 31, 2007 decreased from the same period in 2006. The decrease is primarily attributed to our decision to defer the recognition of revenue in the three months ended March 31, 2007 under our collaborative agreement with Dr. Falk in connection with our current discussions with Dr. Falk regarding our business arrangement and the future development of ALTU-135. Contract revenue is recognized under the proportional performance method from our collaborative agreements for ALTU-135 with CFFTI and Dr. Falk. Under this methodology, to the extent we incur direct development costs each period to advance ALTU-135, we recognize revenue based on the proportion of actual costs spent to our estimate of total direct development costs. The fluctuations in contract revenue from period-to-period reflects the effects of two factors: a) the level of development spending on ALTU-135, which directly correlates to revenue recognized, and b) changes to our estimate in total direct development costs for ALTU-135, which impact the amount of revenue recognized per dollar spent on development, and which may necessitate a positive or negative cumulative revenue adjustment. During the third quarter of 2006, we revised upward our estimate to complete development of ALTU-135 to approximately $137.5 million, excluding non-cash compensation expense and depreciation, from a previous estimate of approximately $118.0 million. Genentech began preparing its development plan for ALTU-238 in the first quarter of 2007. As a consequence, the Company has been limited in its ability to perform significant development activities for Genentech.
Research and development

	Three Months Ended
	March 31,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)

ALTU-135	$4,893	$3,605	$1,288	36%
ALTU-238	3,420	3,909	(489)	(13%)
ALTU-237	1,951	1,006	945	94%
Other research and development	1,716	1,004	712	71%
Stock-based compensation	879	265	614	232%

Total research and development	$12,859	$9,789	$3,070	31%

     Research and development expense for the three months ended March 31, 2007 increased due primarily to increased third-party development costs related to ALTU-135 and ALTU-237, increased stock-based compensation costs and increased research and development spending on our early stage pre-clinical projects. The increase was slightly offset by decreased external development costs related to

ALTU-238 as a result of the Genentech agreement. During the three months ended March 31, 2007, we incurred greater third-party clinical costs for ALTU-135 as we prepared for a Phase III clinical trial which began in May 2007. We also incurred increased IND and clinical preparatory costs for ALTU-237 during the three months ended March 31, 2007 as compared to the same period of 2006 due to our expected IND filing for that product candidate during the second quarter of 2007 with a Phase I clinical trial planned for the second half of 2007. In addition, we recognized increased stock-based compensation expense during the three months ended March 31, 2007 as compared to the same period in 2006 primarily due to an increase in the number of our research and development employees. Development spending on ALTU-238 decreased during the three months ended March 31, 2007 as we began working with Genentech on a development plan. Our future level of spending on ALTU-238 will depend on Genentech’s final development plan, whether Genentech exercises its option to extend our agreement globally, and the level of support we jointly agree to supply. Our headcount in the research and development area increased to 113 full-time employees as of March 31, 2007 from 81 as of March 31, 2006.

General, sales and administrative

	Three Months Ended
	March 31,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)

Personnel	$1,655	$1,296	$359	28%
Legal services	362	223	139	62%
General insurance	170	203	(33)	(16%)
Market research and related costs	66	408	(342)	(84%)
Consulting and professional services	633	478	155	32%
Stock-based compensation	1,110	176	934	531%
Other general and administrative	585	323	262	81%

Total general and administrative	$4,581	$3,107	$1,474	47%

     General, sales and administrative costs for the three months ended March 31, 2007 increased from the same period in 2006 primarily due to increased personnel, legal, consulting and professional services, and stock-based compensation costs. Our general, sales and administrative headcount increased to 31 at March 31, 2007 from 19 at March 31, 2006. Included in the general, sales and administrative headcount at March 31, 2007 are three new executive officers who joined us after March 31, 2006.
     The cost increases reflect our continued investment in the infrastructure necessary to support the needs of being a public company. As a result of the increased headcount as compared to 2006, as well as an increase in the number of options granted, our stock-based compensation has increased significantly. In addition, with increased regulatory and reporting obligations as a public company, our legal services and consulting and professional services have increased as compared to the same period in 2006. Partially offsetting these increases was a reduction in marketing expenses in the three months ended March 31, 2007 as compared to the same period during 2006. During the three months ended March 31, 2006, we incurred substantial market research costs in connection with the initial preparations for our commercialization of ALTU-135, with no corresponding costs during the three months ended March 31, 2007.
Other income (expense) — net

	Three Months Ended
	March 31,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)

Interest income	$1,009	$1,046	$(37)	(4%)
Interest expense	(163)	(192)	29	(15%)

Total other income (expense) — net	$846	$854	$(8)	(1%)

     Interest income and interest expense for the three months ended March 31, 2007 remained consistent with interest income and interest expense for the same period in 2006. The impact on interest income of a slightly lower average investment balance for the three months ended March 31, 2007 than the same period in 2006 was partially offset by the impact of higher average interest rates. Interest expense was slightly lower as a result of a lower average debt balance for the three months ended March 31, 2007 as compared to the same period in 2006. We anticipate interest income increasing in absolute dollars in future quarters due to an increase in the average investment balance resulting from the proceeds of our April 24, 2007 common stock offering.

Preferred stock dividends and accretion

	Three Months Ended
	March 31,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)

Preferred stock dividends and accretion	$56	$986	$(930)	(94%)
     Preferred stock dividends and accretion for the three months ended March 31, 2007 decreased to $0.1 million from $1.0 million for the three months ended March 31, 2006 due to the automatic conversion of all shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock into common stock in connection with the initial public offering in January 2006. The preferred stock dividends and accretion for the three months ended March 31, 2007 relate entirely to dividends on our redeemable preferred stock, which remains outstanding at March 31, 2007.
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
     From September 2001 until the time of the initial public offering, we funded our activities primarily with issuances of convertible preferred stock. In May 2004, we received approximately $50.4 million from the issuance of Series C Convertible Preferred Stock. In September and December 2001, we received approximately $46.2 million from the issuance of Series B Convertible Preferred Stock. Prior to September 2001, we received most of our equity and debt financing proceeds from the issuance of notes, common stock and preferred stock to Vertex Pharmaceuticals Incorporated (or Vertex), including redeemable preferred stock and Series A Convertible Preferred Stock. The Series A, B and C Convertible Preferred Stock were converted into shares of common stock upon the closing of the initial public offering, and accrued but unpaid dividends were satisfied through issuance of shares of our common stock upon the closing of the offering at the offering price. The outstanding redeemable preferred stock, which is not convertible into common stock, is redeemable, at the holder’s option, on or after December 31, 2010, or by us at our option at any time. The liquidation preference of the redeemable preferred stock at March 31, 2007 was $6.3 million and includes accrued but unpaid dividends on the redeemable preferred stock of $1.8 million. Assuming we do not exercise our right to repurchase the redeemable preferred stock before December 31, 2010, the accrued and unpaid dividends at that date will be $2.7 million.
     As of March 31, 2007, we had received $18.4 million from our collaborative agreement with CFFTI and $12.9 million from our collaborative agreement with Dr. Falk. We are entitled to receive up to $26.6 million of future milestone payments under these two collaborations if all development milestones are met. Currently, we are in discussions with Dr. Falk concerning our business arrangement and the future development of ALTU-135.
     In December 2006, we entered into a collaboration agreement with Genentech for the development, manufacture and commercialization of ALTU-238 in North America. Pursuant to this agreement, we received a $15.0 million upfront license payment in March 2007, with the potential for us to receive additional payments of approximately $148.0 million based upon the successful completion of development and commercialization milestones. We also received $15.0 million from Genentech from the sale of 794,575 shares of our common stock to Genentech. In addition, if Genentech exercises its global option, we could potentially receive additional payments of more than $110.0 million, comprised of additional upfront and milestone payments. Genentech has agreed to pay us royalties on net sales of ALTU-238.
     On April 24, 2007, we completed a stock offering in which we sold 6,000,000 shares of common stock at a price of $14.75 per share for net proceeds of $82.9 million after underwriting discounts, commissions and offering expenses. On April 30, 2007, the underwriters purchased an additional 518,830 shares of common stock at a price of $14.75 per share for additional net proceeds of approximately $7.2 million, less underwriting discounts and commissions, to cover over-allotments.
Summary Cash Flow Information

	March 31,	December 31,	Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)

Cash, cash equivalents and marketable securities	$100,958	$85,914	$15,044	18%
Working capital	88,179	71,307	16,872	24%

	Three Months Ended
	March 31,
	2007	2006
	(dollars in thousands)

Cash flows from:
Operating activities	$928	$(11,391)
Investing activities	8,488	(34,416)
Financing activities	14,698	109,554
     Cash flow from operating activities. Since our inception, we have generated significant losses while advancing our product candidates into preclinical and clinical trials. Accordingly, we have historically used cash in our operating activities. During the three months ended March 31, 2007 and 2006, our operating activities provided $0.9 million and used $11.4 million, respectively. The use of cash, which is primarily a result of expenditures associated with our research and development activities and amounts incurred to develop and maintain our administrative infrastructure, were more than offset in 2007 by the $15 million upfront license payment received from Genentech under our collaboration agreement.
     Cash flow from investing activities. Net cash provided by investing activities was $8.5 million for the three months ended March 31, 2007, reflecting $22.6 million of proceeds from the maturities of marketable securities, partially offset by $13.5 million to purchase marketable securities and $0.6 million for capital expenditures. During the same period in 2006, investing activities used $34.4 million, reflecting $59.1 million of purchases of marketable securities and $0.3 million for capital expenditures, partially offset by $25.0 million of proceeds from the maturities of marketable securities. We expect capital expenditures to be between $7.0 million and $9.0 million for the full year 2007.
     Our funds at March 31, 2007 were invested in investment grade securities and money market funds. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our constant evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs.
     Cash flow from financing activities. For the three months ended March 31, 2007, our financing activities provided $14.7 million, primarily reflecting the $15.0 million equity investment by Genentech. In addition, we received $0.4 million in proceeds from the exercise of common stock options, and made repayments of long-term debt principal of $0.5 million. For the three months ended March 31, 2006, our financing activities provided $109.6 million, primarily reflecting the net proceeds of $110.2 million from our initial public offering in January 2006, partially offset by repayments of long-term debt principal of $0.6 million.
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
Funding Requirements
     We anticipate that our current cash, cash equivalents and marketable securities together with our expected cash inflow from collaborative agreements and the proceeds of our April 2007 stock offering will be sufficient to fund our operations through the second half of 2009. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.
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
     We do not expect to generate significant revenues, other than payments that we receive from our current collaborators or other similar collaborations we may enter into in the future, unless and until we successfully obtain marketing approval for, and begin selling one or more of our product candidates.

     We believe the key factors that will continue to affect our internal and external sources of cash are:
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
Forward—Looking Statements and Risk Factors
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Part II — Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006 under the heading “Risk Factors”.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash, cash equivalents and marketable securities are invested with highly-rated financial institutions in North America with the primary objective of preservation of principal and minimum risk. When purchased, the investments generally have a maturity of less than 18 months. Some of the securities we invest in are subject to interest rate risk and will fall in value if market interest rates increase. To minimize the risk associated with changing interest rates, we invest primarily in money market funds, bank certificates of deposit, United States government securities and investment-grade commercial paper and corporate notes that can be held to their maturity date. All of our investments at March 31, 3007 met these criteria. We had gross unrealized gains of $0.1 million on our investments at March 31, 2007. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.

     Our total debt at March 31, 2007 was $4.4 million, representing equipment loans. All equipment loans carried fixed rates of interest established at the time of borrowing. Accordingly, our future interest costs relating to such borrowing are not subject to fluctuations in market interest rates.
     Our assets are principally located in the United States and a majority of our historical revenues and operating expenses are denominated in United States dollars, however, contract revenue under our collaboration with Dr. Falk and some purchases of raw materials and contract manufacturing services are denominated in Euros. Accordingly, we are subject to market risk with respect to foreign currency-denominated revenues and expenses. We had no foreign currency exchange gains or losses in the three months ended March 31, 2007 and 2006. Since ALTU-135 has not reached commercialization in North America or in the territory covered by the Dr. Falk agreement, we do not believe we are subject to significant foreign currency risk at this time. We may engage in additional collaborations with international partners. When ALTU-135 or any other future drug candidates reach commercialization outside of the United States, if at all, or we enter into additional collaborations with international partners providing for foreign currency-denominated revenues and expenses, we may be subject to significant market risk.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation by our management, our CEO and CFO concluded that, as of March 31, 2007, our disclosure controls and procedures were: (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC, rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosures.
Changes in Internal Control
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not a party to any material legal proceedings.
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
     We will require substantial future capital in order to continue to complete clinical development and commercialize our clinical-stage product candidates, ALTU-135 and ALTU-238, and to conduct the research and development and clinical and regulatory activities necessary to bring our other product candidates, including ALTU-237, into clinical development. Our future capital requirements will depend on many factors, including:
•	the progress and results of our toxicology studies and Phase III clinical efficacy trial and long-term safety study for ALTU-135 and any other trials we may initiate based on the results of these trials or additional discussions with regulatory authorities;

•	the results of the planned clinical trials for ALTU-238 that we or our collaborator may initiate;

•	the timing, progress and results of ongoing manufacturing development work for ALTU-135, ALTU-238 and ALTU-237;

•	the results of our preclinical studies and testing for our earlier stage research products and product candidates, and any decisions to initiate clinical trials if supported by the preclinical results;

•	the costs, timing and outcome of regulatory review of our product candidates in clinical development, and any of our preclinical product candidates that progress to clinical trials;

•	the costs of establishing commercial operations, including sales and marketing functions, should any of our product candidates approach marketing approval and/or be approved, and of establishing commercial manufacturing and distribution arrangements;

•	The outcome of the decision by Genentech as to whether to exercise its option to make our collaboration agreement for ALTU-238 a global arrangement;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents, ensuring freedom to operate under any third party intellectual property rights, and defending intellectual property-related claims;

•	our ability to establish and maintain collaborative arrangements and obtain milestone, royalty and other payments from collaborators; and

•	the extent to which we acquire or invest in businesses, products or technologies.
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
     Based on our operating plans, we estimate that our net cash used in operating activities will be between $55 million and $65 million in 2007. We currently expect that our existing cash resources, investment securities, payments, including milestone payments, we expect to receive under agreements with our existing collaborators, and the proceeds of our stock offering will be sufficient to support the development of our product candidates and our other operations through the second half of 2009. However, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need additional funds sooner than planned. We do not expect our available funds to be sufficient to fund the completion of the development and commercialization of any of our product candidates, and we expect that we will need to raise additional funds prior to being able to market any products. Additional funding may not be available to us on acceptable terms, or at all.
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
     We have incurred significant losses since 1999, when we were reorganized as a company independent from Vertex. At March 31, 2007, our accumulated deficit was $191.6 million and we expect to continue to incur losses for at least the next several years. We have only been able to generate limited amounts of revenue from license and milestone payments under our collaboration agreements, and payments for funded research and development, as well as from products we no longer sell. We expect that our annual operating losses will continue to increase over the next several years as we expand our research, development and commercialization efforts.
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
•	ALTU-135. If approved, ALTU-135, the product candidate we are developing for the treatment of malabsorption due to exocrine pancreatic insufficiency, will compete with currently marketed porcine-derived pancreatic enzyme replacement therapies from companies such as Axcan Pharma, Johnson & Johnson, and Solvay Pharmaceuticals, as well as from generic drug manufacturers such as KV Pharmaceutical and IMPAX Laboratories. In addition, we understand that Biovitrum, Eurand and Meristem Therapeutics have product candidates in clinical development, some more advanced than ALTU-135, that could compete with ALTU-135.

•	ALTU-238. If approved, ALTU-238, the product candidate we are developing as a once-weekly treatment for hGH deficiency and related disorders in collaboration with Genentech, will compete with existing approved hGH therapies from companies such as BioPartners, Eli Lilly, Genentech, Merck Serono, Novo Nordisk, Pfizer, Sandoz, and Teva Pharmaceutical Industries. In addition, we understand that ALTU-238 may compete with product candidates in clinical development from some of these companies and others, including LG Life Sciences, which is developing a long-acting hGH therapy based on an encapsulated microparticle technology.

•	ALTU-237. If approved, ALTU-237, the product candidate we are developing for the treatment of hyperoxalurias, may compete with product candidates in development at companies such as Amsterdam Molecular Therapeutics, Medix, NephroGenex, and OxThera.
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
     We entered into a collaboration and license agreement with Genentech, which became effective on February 21, 2007, related to the development and commercialization of ALTU-238 for the treatment of human growth hormone deficiency. We are substantially dependent on Genentech for the success of ALTU-238. We do not have a long history of working with Genentech and cannot predict the success of the collaboration. Genentech will have control over the conduct and timing of development efforts with respect to ALTU-238. Although we have had discussions with Genentech regarding its current plans and intentions with regard to the clinical development of ALTU-238, Genentech is currently finalizing the development plan. Genentech may revise its stated plan for ALTU-238, which could result in delays in the clinical development of ALTU-238. Genentech’s failure to devote sufficient financial and other resources to the development plan may result in delayed or unsuccessful development of ALTU-238, which could lead to the non-payment or delay in payment of milestones under our agreement with Genentech and may preclude or delay commercialization of ALTU-238 and any royalties we could receive on commercial sales. Because the license we granted to Genentech is exclusive, our business will be harmed if Genentech does not commercialize ALTU-238 successfully.
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
     We have not yet completed Phase III clinical trials for any of our product candidates in clinical development, and we have not advanced, and may never advance, any of our other product candidates into clinical trials. We have completed a Phase II clinical trial for the capsule form of ALTU-135 and initiated a Phase III clinical trial in May 2007. In order for ALTU-135 to be approved by the FDA, we will be required to demonstrate in the Phase III clinical trial, to a statistically significant degree, that ALTU-135 improves absorption of fat in patients suffering from malabsorption as a result of exocrine pancreatic insufficiency. We will also be required to demonstrate the safety of ALTU-135 in a long-term study. However, we may not be successful in meeting the primary or secondary endpoints for the Phase III clinical trial or the goal of the long-term safety study. The possibility exists that even if these trials are successful, we may still be required or may determine it is desirable to perform additional studies for approval or in order to achieve a broad indication for the labeling of the drug. In addition, we will need to complete specified toxicology studies in animals before submitting an NDA, and the results of those studies may not demonstrate sufficient safety.
     The ability to recruit and enroll patients in our Phase III clinical trial and our safety study for ALTU-135 depends on the availability and willingness of patients to participate in experimental research, the conduct of recruitment activities that respect human subject protection, and recommendations by physicians to their patients to participate in our clinical trials. We have limited experience with earlier stage clinical trials, and we are still developing our capabilities to conduct Phase III clinical trials, which usually involve a larger number of patients. However, in the execution of any Phase III clinical trial, we intend to rely in part on third party contractors to assist with these activities. The design of our Phase III clinical trial for ALTU-135 includes one off-enzyme period for all patients and an additional off-enzyme period for half of the patients, which may make it difficult to enroll patients and, if enrolled, may cause them to drop out of the trial. Off-enzyme periods can be uncomfortable for these patients. Any predictions about the timing of enrollment or the completion of clinical trials are subject to the risks inherent in these activities.
     For ALTU-238, we have completed Phase I clinical trials in healthy adults and a Phase II clinical trial in adults with hGH deficiency. Under our collaboration and license agreement with Genentech, Genentech has the right to plan and determine the future clinical development plan for ALTU-238. We will no longer control the level of resources or the timing for the clinical development of ALTU-238. We expect that Genentech will initiate a Phase III clinical trial. However, the efficacy of ALTU-238 has not yet been tested in a human clinical trial, and ALTU-238 may prove not to be clinically effective as an extended-release formulation of hGH. In addition, it is possible that patients receiving ALTU-238 will suffer additional or more severe side effects than we observed in our Phase I and Phase II clinical trials, which could delay or preclude regulatory approval of ALTU-238 or limit its commercial use.
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

     We may encounter problems with our ongoing or planned clinical trials that could cause us or a regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events or factors, including any of the following, could delay the completion of our ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate, including our clinical-stage product candidates:
•	conditions imposed on us by the FDA or any foreign regulatory authority regarding the scope or design of our clinical trials;

•	delays in obtaining, or our inability to obtain or maintain, required approvals from institutional review boards, or IRBs, or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	delays in the completion of manufacturing development work for our product candidates, such as the delays we experienced in 2006 relating to ALTU-135 and ALTU-238;

•	insufficient supply or deficient quality of our product candidates or other materials necessary to conduct our clinical trials;

•	difficulties enrolling subjects in our clinical trials, including finding pediatric subjects with hGH deficiency who have not previously received hGH therapy for our pediatric trials of ALTU-238;

•	delays in the clinical development of ALTU-238, which is now controlled by Genentech in North America, and which Genentech has the option to control in the rest of the world;

•	drop-out rates of subjects in our clinical trials;

•	negative or inconclusive results from clinical trials, or results that are inconsistent with earlier results, that necessitate additional clinical studies;

•	serious or unexpected drug-related side effects experienced by subjects in clinical trials; or

•	failure of our third-party contractors or our investigators to comply with regulatory requirements or otherwise meet their contractual obligations to us in a timely manner.
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
     We expect that a significant number of the patients in our upcoming clinical trials will be enrolled in Eastern European countries. We plan to conduct these trials in compliance with good clinical practices. However, ensuring compliance with good clinical practices at Eastern European clinical sites will involve risks, including risks associated with language barriers and the fact that some European clinical investigators have only limited experience in conducting clinical studies in accordance with standards set forth by the FDA and EMEA. We will seek to mitigate this risk by monitoring and auditing the ongoing performance of our studies, using both our employees and outside contract research organizations, to ensure compliance with good clinical practices and all other regulatory requirements. Failure to attain and document good clinical practices compliance would adversely impact the value of any data generated from these trials. In addition, should it require more time or money than we currently anticipate to perform any required site training, monitoring or auditing activities, these trials could be delayed, exceed their budgets, or both, which could have a material adverse impact on our business.
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
     We also face challenges arising from the different regulatory requirements imposed by United States and foreign regulators with respect to clinical trials. The EMEA often imposes different requirements than the FDA with respect to the design of a pivotal Phase III clinical trial. For example, we believe that, based on our discussions with the EMEA, we will be required to conduct a trial comparing ALTU-135 with a currently marketed pancreatic enzyme replacement therapy in order to obtain regulatory approval in the European Union. If a comparator study is undertaken and ALTU-135 does not demonstrate equivalent efficacy to the comparator product, ALTU-135 may not obtain regulatory approval; further, if ALTU-135 does not demonstrate an advantage over the comparator the commercial profitability and viability of ALTU-135 could be materially and adversely affected in Europe as well as the United States.
     Our agreement with Dr. Falk relating to ALTU-135 contemplates that we will conduct a combined Phase III clinical trial, with both United States and European clinical sites, to be performed in a manner consistent with the requirements of both the FDA and the EMEA. However, the FDA has not required a comparison of ALTU-135 with a currently marketed pancreatic enzyme replacement therapy in a clinical trial and, in light of what we believe to be the different requirements of the FDA and EMEA, we are discussing with Dr. Falk an alternate strategy for the Phase III clinical development of ALTU-135 in the European Union. A failure to develop and reach agreement on a successful strategy with Dr. Falk could result in the delay of or prevent the marketing approval of ALTU-135 by the EMEA and could also result in a claim by Dr. Falk that we breached our agreement with them. If we agree on a strategy that involves a comparison of ALTU-135 with a currently marketed pancreatic enzyme replacement therapy in Europe, it is possible the FDA could delay its approval of ALTU-135 until the comparison study is completed.
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
     We currently rely on two contract manufacturers to provide us with ALTU-135 for our Phase III clinical trial. Amano Enzyme Inc., or Amano, located in Nagoya, Japan, is the sole supplier of the enzymes that comprise the APIs for ALTU-135. Patheon Inc., or Patheon, located in Ontario, Canada, is the sole manufacturer of the ALTU-135 drug product which contains the three APIs. Both Amano and Patheon have only supplied us with materials for our clinical trials and our toxicology studies. In addition, Amano’s manufacturing facility that produces the APIs for ALTU-135 has not been inspected or approved by the FDA, EMEA or the Japanese Ministry of Health, Labour and Welfare. Pursuant to our agreement with Amano, it has notified us that it will not be the primary manufacturer of the APIs for the initial commercial supply of ALTU-135. Any dispute over the terms of, or decisions regarding, our collaboration with Amano or other adverse developments in our relationship with Amano would materially harm our business and might accelerate our need for additional capital.
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
     With respect to ALTU-238, we have purchased the hGH, the API in ALTU-238, for our clinical trials to date from Sandoz. Genentech, with whom we recently entered into a collaboration for ALTU-238, is a manufacturer of hGH. We expect Genentech to manufacture and supply the hGH for ALTU-238 for future clinical trials and for commercial supply. We are planning to conduct a bioequivalence study in connection with the transition from hGH provided by Sandoz to hGH provided by Genentech, although the FDA has not advised us that a bioequivalence study is required. We cannot be certain the results of this bioequivalence study will be favorable.
     We have an agreement with Althea Technologies, Inc., or Althea, a contract manufacturing organization, for Althea to use the hGH supplied to it to produce the clinical supplies for our planned clinical trials of ALTU-238. We will need to transfer the manufacturing process for ALTU-238 to Althea and validate this process. Furthermore, prior to the initiation of manufacturing activities for ALTU-238 at Althea we will need to complete additional activities including the delivery, installation and qualification of specialized manufacturing equipment specific to ALTU-238. Delays in these activities, particularly in the delivery of specialized manufacturing equipment, has in the past delayed and could delay again the planned clinical trials for ALTU-238 and result in additional unforeseen expenses.
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
     Our current licensing and collaboration agreements or any that we may enter into with respect to our product development candidates may reduce or eliminate the control we have over the development and commercialization of our product candidates. Our current or future collaborators may decide to terminate a development program under circumstances where we might have continued such a program, or may be unable or unwilling to pursue ongoing development and commercialization activities as quickly as we would prefer. A collaborator may follow a different strategy for product development and commercialization that could delay or alter development and commercial timelines and likelihood of success. A collaborator may also be unwilling or unable to fulfill its obligations to us, including its development and commercialization responsibilities. Our collaborators will likely have significant discretion in determining the efforts and level of resources that they dedicate to the development and commercialization of our product candidates. In addition, although we seek to structure our agreements with potential collaborators to prevent the collaborator from developing and commercializing a competitive product, we are not always able to negotiate such terms and the possibility exists that our collaborators may develop and commercialize, either alone or with others or through an in-license or acquisition, products that are similar to or competitive with the products that are the subject of the collaboration with us. If any collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the development, regulatory approval or commercialization of our product candidate would be delayed or may not occur and our business and prospects could be materially and adversely affected for that reason. Likewise, if we fail to fulfill our obligations under a collaboration and license agreement, our collaborator may be entitled to damages, to terminate the agreement, or terminate or reduce its financial payment obligations to us under our collaborative agreement.
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
     We are a small company with 159 employees as of March 31, 2007. Our success depends on our ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, we are highly dependent on Sheldon Berkle, our President and Chief Executive Officer, Dr. Alexey L. Margolin, our Chief Scientific Officer, and the other principal members of our executive and scientific teams. All of the arrangements with these principal members of our executive and scientific teams may be terminated by us or the employee at any time without notice. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives.
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
     Investors should consider an investment in our common stock as risky and subject to significant loss and wide fluctuations in market value. Our common stock has only been publicly traded since January 26, 2006, and accordingly there is a limited history on which to gauge the volatility of our stock price. The stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks may not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock, which has been between $10.75 and $25.70 per share from the time of our initial public offering until May 9, 2007, to continue to fluctuate include:
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
     As a newly public company, we face and will continue to face substantial growth in legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. Compliance with the Sarbanes-Oxley Act of 2002, as well as other rules of the Securities and Exchange Commission, or SEC, the Public Company Accounting Oversight Board and the Nasdaq Global Market has resulted in a significant initial cost to us as well as an ongoing increase in our legal, audit and financial compliance costs. We expect to be required to include the reports required by Section 404 of the Sarbanes-Oxley Act relating to internal control over financial reporting in our Form 10-K for the fiscal year ending December 31, 2007. We have commenced a formal process to evaluate our internal controls for purposes of Section 404, and we cannot assure that our internal control over financial reporting will prove to be effective. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, we cannot be certain that we will be able to comply with the applicable deadlines. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
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
     Our directors and executive officers, together with their affiliates and related persons as of May 7, 2007, beneficially owned, in the aggregate, approximately 28% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:
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
     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 30,584,769 shares of common stock outstanding as of May 7, 2007. Holders of an aggregate of 17,216,958 shares of our common stock, assuming the exercise of warrants to purchase shares of our common stock, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock issuable under our equity compensation plans and they can now be freely sold in the public market upon issuance. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause our stockholders to lose part or all of their investments in our shares of common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Recent Sales of Unregistered Securities
     None
     (b) Use of Proceeds from Registered Securities
     We registered shares of our common stock in connection with our initial public offering under the Securities Act. Our Registration Statement on Form S-1 (No. 333-129037) in connection with our initial public offering was declared effective by the SEC on January 25, 2006. The net proceeds of approximately $110.2 million from the initial public offering are invested in investment grade securities. The dollar weighted average effective maturity of the portfolio is less than nine months, and no security has an effective maturity in excess of 18 months. As of March 31, 2007, we have used approximately $74 million of the net proceeds of the initial public offering to fund our operations including activities for the Phase III trial for the capsule form of ALTU-135, activities related to the Phase II trial for ALTU-238 and preparation for the Phase III trial, including manufacturing related activities, activities related to the development of our preclinical product candidates and general corporate purposes. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
     (c) Repurchase of Equity Securities
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
     See the Exhibit Index for a list of the exhibits filed as a part of this Quarterly Report, which Exhibit Index is incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2007.

ALTUS PHARMACEUTICALS INC.
By	/s/ Jonathan I. Lieber
Jonathan I. Lieber
Vice President, Chief Financial Officer and Treasurer (duly authorized officer)

     Exhibit Index

Exhibit
Number	Description of Exhibit

10.1++	Amendment No. 2 to Cooperative Development Agreement between Amano Enzyme, Inc. and Altus Pharmaceuticals Inc.

10.2	Sublease between Altus Pharmaceuticals Inc. and Millennium Pharmaceuticals, Inc. dated April 2, 2007 under the Lease Agreement by and between Millennium Pharmaceuticals, Inc. and Massachusetts Institute of Technology, as amended, for 640 Memorial Drive, Cambridge, Massachusetts filed by Millennium Pharmaceuticals, Inc. as Exhibit 10.32 to its Registration Statement on Form S-1 (333-2490)(filed on 3/18/1996), Exhibit 10.57 to its Annual Report on Form 10-K (File No. 000-28494, filed on 3/24/1999), Exhibit 10.6 to its Annual Report on Form 10-K (File No. 000-28494, filed on 2/25/2000), and Exhibit 10.4 to its Annual Report on Form 10-K (File No. 000-28494, filed on 3/15/2001). The Sublease has been filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2007 (File No. 000-51711) and is incorporated herein by reference.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

++	Confidential treatment has been requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.