Form 10-Q
period 2007-06-30
Altus Pharmaceuticals Inc.
filed 2007-08-08
CIK 1340744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of August 3, 2007 was 30,685,108.

Part I
Item 1. Financial Statements
ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$163,709	$61,470
Marketable securities available-for-sale	14,357	3,059
Marketable securities held-to-maturity	—	21,385
Prepaid expenses and other current assets	2,341	2,576

Total current assets	180,407	88,490

PROPERTY AND EQUIPMENT, Net	6,393	6,717

OTHER ASSETS, Net	1,029	1,254

TOTAL ASSETS	$187,829	$96,461

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,193	$6,710
Current portion of Dr. Falk Pharma GmbH obligation	8,584	—
Current portion of long-term debt	2,105	2,106
Current portion of deferred revenue	3,201	8,367

Total current liabilities	25,083	17,183

Dr. Falk Pharma GmbH obligation, net of current portion	5,717	—
Long-term debt, net of current portion	1,804	2,874
Deferred revenue, net of current portion	15,000	—
Other long-term liabilities	801	701

TOTAL LIABILITIES	48,405	20,758

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
Redeemable preferred stock, par value $0.01 per share; 450,000 shares authorized, issued and outstanding at June 30, 2007 and December 31, 2006 at accreted redemption value	6,394	6,281

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 30,643,760 shares issued and outstanding at June 30, 2007; 23,121,477 shares issued and outstanding at December 31, 2006	306	231
Additional paid-in capital	354,589	244,985
Accumulated deficit	(222,017)	(175,814)
Accumulated other comprehensive income	152	20

Total stockholders’ equity	133,030	69,422

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$187,829	$96,461

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
CONTRACT REVENUE	$1,508	$4,410	$2,335	$5,922

COSTS AND EXPENSES:
Research and development	17,940	17,314	30,799	27,103
General, sales and administrative	4,135	3,330	8,716	6,437
Reacquisition of European marketing rights from Dr. Falk Pharma GmbH	11,493	—	11,493	—

Total costs and expenses	33,568	20,644	51,008	33,540

LOSS FROM OPERATIONS	(32,060)	(16,234)	(48,673)	(27,618)

OTHER INCOME (EXPENSE):
Interest income	1,937	1,495	2,946	2,540
Interest expense	(290)	(177)	(453)	(368)
Foreign currency loss	(23)	—	(23)	—

Other income (expense) —net	1,624	1,318	2,470	2,172

NET LOSS	(30,436)	(14,916)	(46,203)	(25,446)

PREFERRED STOCK DIVIDENDS AND ACCRETION	(56)	(100)	(113)	(1,086)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(30,492)	$(15,016)	$(46,316)	$(26,532)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE — BASIC AND DILUTE	$(1.06)	$(0.68)	$(1.77)	$(1.42)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	28,844	22,200	26,172	18,693

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,203)	$(25,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Reacquisition of European marketing rights from Dr. Falk Pharma GmbH	11,493	—
Depreciation and amortization	1,987	1,668
Stock-based compensation expense	3,911	1,204
Noncash interest expense	113	113
Loss on disposal of equipment	—	35
Loss on foreign currency	23	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	235	638
Other non-current assets	49	(110)
Accounts payable and accrued expenses	4,838	1,271
Payments received as deferred revenue	15,000	—
Deferred revenue recognized	(2,511)	(6,131)

Net cash used in operating activities	(11,065)	(26,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(17,811)	(115,294)
Maturities of investments	28,030	64,311
Purchases of property and equipment	(1,725)	(1,094)

Net cash provided by (used in) investing activities	8,494	(52,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from public offering of common stock	89,937	110,164
Proceeds from equity investment by Genentech, Inc.	15,000	—
Proceeds from exercise of stock options and warrants	944	490
Repayment of debt	(1,071)	(1,228)

Net cash provided by financing activities	104,810	109,426

NET INCREASE IN CASH AND CASH EQUIVALENTS	102,239	30,591

CASH AND CASH EQUIVALENTS—Beginning of period	61,470	12,872

CASH AND CASH EQUIVALENTS—End of period	$163,709	$43,463

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$211	$256

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Series A Convertible Preferred Stock, Series B Redeemable Convertible Preferred Stock and Series C Redeemable Convertible Preferred Stock, and accrued dividends, converted to Common Stock	$—	$115,275

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim reporting. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (including normal recurring adjustments) considered necessary to present fairly our financial position and results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, which are included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

On April 24, 2007, we completed a common stock offering in which we sold 6,000,000 shares of common stock at a price of $14.75 per share for net proceeds of $82,743 after underwriting discounts, commissions and offering expenses. On April 30, 2007, the underwriters purchased an additional 518,830 shares of common stock at a price of $14.75 per share for additional net proceeds of $7,194, less underwriting discounts and commissions, to cover over-allotments.

2.	REVENUE RECOGNITION

We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104 (SAB No. 104), Revenue Recognition, Emerging Issues Task Force (EITF) Issue No. 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables, and EITF Issue No. 99-19 (EITF 99-19), Reporting Revenue Gross as a Principal Versus Net as an Agent.

Contract revenue includes revenue from collaborative license and development agreements with biotechnology and pharmaceutical companies and other organizations for the development and commercialization of our product candidates as well as non-refundable research and development funding under these collaborative agreements. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of clinical development and commercial milestones and royalties on product sales. Research and development funding generally reimburses us for a portion or all of the development and testing related to the collaborative research programs.

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

When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue related to upfront license and other payments will be recognized. Revenue is only recognized to the extent it is fixed and determinable and is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned as of the period ending date.

We recognize revenue using the proportional performance method provided we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. We use an input based measure, specifically direct costs, to determine proportional performance because, for our current agreements accounted for under this method, the use of an input based measure is a more accurate representation of proportional performance than an output based measure, such as milestones. The impact of fluctuation in exchange rates under collaborative agreements that are denominated in a foreign currency is reflected in deferred revenue at the time cash is received and in revenue at each reporting period.

Under the proportional performance method, periodic revenue related to upfront license and other payments is recognized based on the percentage of actual effort expended in that period to total effort budgeted for all of our performance obligations under the arrangement. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Estimates may change in the future, resulting in a change in the amount of revenue recognized in future periods. The possibility exists that revenue may increase or decrease in future periods as estimated costs of the underlying program increase or decrease or as exchange rates impact the value of foreign currency denominated collaborations, without additional cash inflows from the collaborative partner.

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

Deferred revenue consists of payments received in advance of revenue recognized under collaborative agreements. Since the payments received under the collaborative agreements are non-

refundable, the termination of a collaborative agreement prior to its completion could result in an immediate recognition of deferred revenue relating to payments already received from the collaborative partner but not previously recognized as revenue.
3.	GENENTECH COLLABORATION

Agreement Summary

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

Pursuant to the agreement, Genentech made cash payments to us in the first quarter of 2007, consisting of a $15,000 non-refundable license fee payment and $15,000 in exchange for 794,575 shares of our common stock. Genentech has also agreed to make additional cash payments contingent on the achievement of various performance milestones during the clinical development, regulatory approval and commercialization process of up to approximately $148,000, and to reimburse us for various development activities performed by us on Genentech’s behalf. If Genentech exercises its global option, it may be required to pay up to an additional $110,000 in upfront and milestone payments. In addition, Genentech has agreed to pay royalties on any future net sales of ALTU-238.

Accounting Summary

The agreement stipulates that we are required to appoint a representative to, and participate in, a joint steering committee. The term of our steering committee obligation is undefined. The agreement also contains a provision that allows Genentech to recover certain amounts from us related to payments made by Genentech to third-parties in order to utilize our technology.

Based on our revenue recognition accounting policy, revenue is only recognized on contracts when the amount of revenue is fixed and determinable. Both our indefinite involvement in the steering committee and the potential for Genentech to recover future amounts from us caused us to determine that our revenue under this agreement may not be fixed and determinable and, accordingly, we are deferring the recognition of revenue associated with the Genentech agreement. Consequently, we do not expect to be able to record any revenue associated with the Genentech agreement in the foreseeable future.

4.	TERMINATION OF DR. FALK PHARMA GmbH AGREEMENT

In December 2002, we entered into a development, commercialization and marketing agreement with Dr. Falk Pharma GmbH (“Dr. Falk”) for the development by us of ALTU-135 and the commercialization by Dr. Falk of ALTU-135, if approved, in Europe, the countries of the former Soviet Union, Israel and Egypt (which we refer to as the licensed territory). Under the agreement, we granted Dr. Falk an exclusive, sublicensable license under specified patents that cover ALTU-

135 to commercialize ALTU-135 for the treatment of symptoms caused by exocrine pancreatic insufficiency (which we refer to as European marketing rights).

As of December 31, 2006, we had received non-refundable upfront and milestone payments from Dr. Falk under the agreement totaling €11,000, which was equal to $12,879 based on exchange rates in effect at the time we received the milestone payments. We recognized revenue related to these payments from Dr. Falk using the proportional performance method, and since the inception of the agreement through December 31, 2006 had recognized $10,224 of contract revenue. We deferred recognition of contract revenue associated with the agreement in the first quarter of 2007 due to our discussions with Dr. Falk regarding our business relationship, as discussed further below. Under the terms of the agreement, we were eligible to receive from Dr. Falk additional milestone payments of up to €15,000, which represents $20,213 at June 30, 2007 exchange rates, based on the achievement of specified clinical and regulatory milestones in addition to royalties on net sales of ALTU-135 by Dr. Falk in the licensed territory.

Under the terms of the agreement, each party was responsible for using commercially reasonable efforts to perform specified responsibilities relating to the development of ALTU-135, and Dr. Falk was responsible for using commercially reasonable efforts to obtain regulatory approvals and to commercialize ALTU-135 in the licensed territory. The agreement originally contemplated that we would conduct specified clinical trials, including an international Phase III clinical trial, required to support applications for regulatory approvals of ALTU-135 in the U.S. and the licensed territory. The collaboration was coordinated through consensus of a steering committee, subject to standard dispute resolution provisions. Dr. Falk could terminate the agreement unilaterally after the receipt of a written report on the results of specific clinical trials, due to infringement of third-party patent rights or if a clinical hold with respect to ALTU-135 was imposed in a specified country. Either party could terminate the agreement upon the commitment of an uncured material breach by the other party or upon the occurrence of specified bankruptcy or insolvency events involving the other party. None of the termination provisions in the agreement provided for any cash payments between the parties in the event of termination. The agreement contained no provision for early termination other than as specified above.

Effective June 6, 2007, Dr. Falk and we agreed to terminate the agreement outside of the provisions of the original agreement, and we reacquired Dr. Falk’s rights under the agreement. Dr. Falk and we concluded that continuation of the collaboration was not in the strategic interest of either party following a series of discussions regarding the future development of ALTU-135 in Europe. Dr. Falk and we had differing views regarding the optimal development and commercialization path, and ultimately concluded that reacquisition of the development and commercialization rights by us would be in the best interest of both parties.

Based on the termination agreement, the original agreement was terminated and we reacquired the license to market ALTU-135 in the license territory. In exchange, we agreed to make cash payments to Dr. Falk totaling €12,000, payable as follows: €5,000 payable by July 6, 2007, €2,000 on each of June 6, 2008 and 2009 and €3,000 on June 6, 2010. Both parties were absolved from any further performance obligations under the original contract.

At the time of the termination agreement, we recorded a net liability of $14,148, which reflects the net present value of our cash payment obligations to Dr. Falk discounted at our estimated incremental borrowing rate of 11.0%. We will amortize this discount as interest expense over the period that payments are due to Dr. Falk. Due to the uncertainty associated with us receiving potential future cash flows from the commercialization of ALTU-135 under our reacquired marketing rights in the licensed territory, we have expensed this cost in the condensed consolidated statement of operations for the second quarter of 2007. The expense for the reacquisition of European marketing rights was reduced by the reversal of $2,655 of deferred revenue, representing the remaining balance associated with the non-refundable upfront and milestone payments received from Dr. Falk, since we no longer have any remaining performance obligations under the original agreement. We will not recognize any further revenue under the agreement and will not receive any further milestone or royalty payments.
The balance of the current and long-term portions of the Dr. Falk obligation, net of discounts, was as follows as of June 30, 2007:

	Gross		Obligation,
	Obligation	Discount	net of discount
Current portion of Dr. Falk obligation	$9,433	($849)	$8,584
Long-term portion of Dr. Falk obligation	6,738	(1,021)	5,717

Total Dr. Falk obligation	$16,171	($1,870)	$14,301

From the date of the termination agreement to June 30, 2007, we incurred a foreign currency loss of $23 on the gross obligation and recorded interest expense of $130.

5.	COMPREHENSIVE LOSS

Comprehensive loss was as follows for the three and six months ended June 30:

	Three Months		Six Months
	2007	2006	2007	2006
Net loss	$(30,436)	$(14,916)	$(46,203)	$(25,446)
Unrealized gain on available-for-sale marketable securities	68	—	132	—

Comprehensive loss	$(30,368)	$(14,916)	$(46,071)	$(25,446)

6.	NET LOSS PER SHARE

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

Outstanding dilutive securities not included in the calculation of diluted net loss attributable to common stockholders per share were as follows for the three and six months ended June 30:

(In thousands)	2007	2006
Options to purchase common stock	4,017	3,643
Warrants to purchase common stock	3,593	2,224

Total	7,610	5,867

7.	INCOME TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48 and there was no material effect on our financial position, results of operations and cash flows as a result of adopting this standard.

As of January 1, 2007, we had no liability for unrecognized tax benefits related to various federal and state income tax matters. There has been no change in this amount during the period ended June 30, 2007. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. Future changes in unrecognized tax benefit will have no impact on the effective tax rate due to the existence of our valuation allowance.

Our tax returns for the years ended December 31, 2003 through 2006 are currently subject to audit by the Internal Revenue Service. We and our sole subsidiary’s Massachusetts state income tax returns are also subject to audit for the years ended December 31, 2003 through 2006. As of January 1, 2007 and June 30, 2007 we had no accrued interest or penalties related to uncertain tax positions. We will account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

8.	STOCK-BASED COMPENSATION

The following table represents stock-based compensation expense included in our Condensed Consolidated Statements of Operations for the three and six months ended June 30:

	Three Months		Six Months
	2007	2006	2007	2006
Research and development	$1,183	$422	$2,063	$687
General, sales and administrative	739	342	1,848	517

Total	$1,922	$764	$3,911	$1,204

The fair value of the stock options granted was estimated on the date of grant using all relevant information, including application of the Black-Scholes option-pricing model. When applying the Black-Scholes option-pricing model to compute stock-based compensation, we assumed the following for the three and six months ended June 30:

	Three Months		Six Months
	2007	2006	2007	2006
Risk-free interest rate	4.5% to 5.0%	4.9% to 5.1%	4.5% to 5.0%	4.4% to 5.0%
Expected average option life	6.25 years	6.25 years	6.25 years	6.25 years
Dividends	None	None	None	None
Volatility	75%	75%	75%	75%
The expected average option life assumption is based upon the simplified or “plain-vanilla” method, provided under SAB 107, which averages the contractual term of our options (10 years) with the vesting term (4 years) taking into consideration multiple vesting tranches. We are allowed to use the plain-vanilla method for all options granted prior to or on December 31, 2007. To determine an appropriate volatility factor, we reviewed volatility factors being used by a group of peer companies, and selected a volatility factor consistent with those used by this group of peers. We have continued to utilize this methodology for the three and six months ended June 30, 2007 due to the short length of time our common stock has been publicly traded.

We operate the 2002 Employee, Director, and Consultant Stock Option Plan (the “2002 Plan”), which replaced the 1993 Stock Option Plan (the “1993 Plan”) on February 7, 2002. In January 2007, under the “evergreen” provision the Plan, an additional 908,051 shares were made available for future grant under the 2002 Plan. Options and awards granted prior to Januay 25, 2006 are generally exercisable immediately, but the shares purchased are subject to restriction on transfer until vested. At June 30, 2007, we had no such shares outstanding. Under the 1993 and 2002 Plans, the total number of shares issuable upon exercise of outstanding stock options or available for future grant to employees, directors and consultants at June 30, 2007 was 4,562,922 shares.

A summary of the stock option activity under the 1993 Plan and 2002 Plan for the six months ended June 30, 2007 is as follows:

		Weighted	Weighed
		Average	Average Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Balance—December 31, 2006 (1,340,642 options vested)	3,544,138	$9.34
Granted	919,701	14.36
Exercise	(198,874)	16.03
Canceled	(248,253)	12.64

Options outstanding—June 30, 2007	4,016,712	$10.53	8.2	$13,787	*

Options exercisable—June 30, 2007	2,416,599	$6.64	7.4	$13,787	*

Options vested—June 30, 2007	1,601,006	$7.17	7.1	$8,951	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The closing price of the Company’s common stock was $11.54 at June 30, 2007.
9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2007	2006
Accounts payable	$3,488	$2,624
Accrued compensation	1,063	1,479
Accrued professional fees	241	544
Accrued research and development	5,300	1,326
Other accrued expenses	1,101	737

Total	$11,193	$6,710

10.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition. Prior to the issuance of SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions under generally accepted accounting principles. SFAS 157 is effective for us on a prospective basis for the reporting period beginning January 1, 2008. We are evaluating the impact of SFAS 157 on our financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are a biopharmaceutical company focused on the development and commercialization of oral and injectable protein therapeutics for gastrointestinal and metabolic disorders, with two product candidates in clinical development. We are using our proprietary protein crystallization technology to develop protein therapies, which we believe will have significant advantages over existing products and will address unmet medical needs. Our product candidates are designed to either increase the amount of a protein that is in short supply in the body or degrade and remove toxic metabolites from the blood stream. Our two lead product candidates are: ALTU-135, for which we initiated a Phase III clinical trial in cystic fibrosis patients for the treatment of malabsorption due to exocrine pancreatic insufficiency in May 2007, and ALTU-238, for which we completed a Phase II clinical trial in adults for the treatment of growth hormone deficiency. We also have a pipeline of other product candidates in preclinical research and development, including ALTU-237, for which we filed an IND in the second quarter of 2007. We have generated significant losses as we have advanced our lead product candidates into clinical development and expect to continue to generate losses as ALTU-135 and ALTU-238 move into later stages of clinical development. As of June 30, 2007, we had an accumulated deficit of $222.0 million.
     On January 31, 2006, we completed an initial public offering of 8,050,000 shares of common stock at a price of $15.00 per share. Net proceeds to us from the offering were approximately $110.2 million, net of underwriting discounts, commissions and offering expenses.
     On April 24, 2007, we completed a common stock offering in which we sold 6,000,000 shares of common stock at a price of $14.75 per share. Net proceeds from the offering were approximately $82.7 million, net of underwriting discounts, commissions and offering expenses. On April 30, 2007, the underwriters purchased an additional 518,830 shares of common stock at a price of $14.75 per share for additional net proceeds of approximately $7.2 million, less underwriting discounts and commissions, to cover over-allotments.
Financial Operations Overview
     Contract Revenue. Our contract revenue consists of amounts earned under collaborative research and development agreements relating to ALTU-135.
     In February 2001, we entered into a strategic alliance agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFTI”) to collaborate on the development of ALTU-135 and specified derivatives of ALTU-135 in North America for the treatment of malabsorption due to exocrine pancreatic insufficiency in patients with cystic fibrosis and other indications. The agreement, in general terms, provides us with funding from CFFTI for a portion of the development costs of ALTU-135 upon the achievement of specified development milestones, up to a total of $25.0 million, in return for specified payment obligations and our obligation to use good faith reasonable efforts to develop and bring ALTU-135 to market in North America. As of June 30, 2007, we had received a total of $18.4 million of the $25.0 million available under the CFFTI agreement and recognized cumulative revenue of $14.1 million. Under the terms of the agreement, we may receive an additional milestone payment of $6.6 million, less an amount determined by when we achieve the milestone.
     In December 2002, we entered into a development, commercialization and marketing agreement with Dr. Falk Pharma GmbH (“Dr. Falk”), for the development by us of ALTU-135 and the commercialization by Dr. Falk of ALTU-135, if approved, in Europe, the countries of the former Soviet Union, Israel and Egypt. Under the agreement, we granted Dr. Falk an exclusive, sublicensable license under specified patents that cover ALTU-135 to commercialize ALTU-135 for the treatment of symptoms caused by exocrine pancreatic insufficiency, which we refer to as the European marketing rights. As of

June 30, 2007, we had received upfront and milestone payments from Dr. Falk under the agreement totaling €11.0 million, which equated to $12.9 million based on exchange rates in effect at the times we received the milestone payments. Under the terms of the agreement, we could have received additional milestone payments of €15.0 million, which represent $20.2 million at June 30, 2007 exchange rates, as well as royalties on net sales of ALTU-135 by Dr. Falk. Effective June 6, 2007, Dr. Falk and we agreed to terminate the agreement, and we reacquired Dr. Falk’s rights under the agreement. Dr. Falk and we concluded that continuation of the collaboration was not in the strategic interest of either party following a series of discussions regarding the future development of ALTU-135 in Europe. Dr. Falk and we had differing views regarding the optimal development and commercialization path, and ultimately concluded that reacquisition of the development and commercialization rights by us would be in the best interest of both parties. Under the terms of the termination agreement, we are required to pay Dr. Falk a total of €12.0 million in installments through 2010. We will not recognize any further revenue under the agreement and will not receive any further milestone or royalty payments.
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
     Pursuant to the agreement, Genentech made specific cash payments in the first quarter of 2007 consisting of a $15 million non-refundable license fee payment and $15 million in exchange for 794,575 shares of our common stock. Genentech also agreed to make additional cash payments contingent on the achievement of various performance milestones during the clinical development, regulatory approval and commercialization process of up to approximately $148 million, and to reimburse us for various development activities performed by us on Genentech’s behalf. If Genentech exercises its global option, it may be required to pay up to an additional $110 million in upfront and milestone payments. In addition, Genentech has agreed to pay royalties on any future net sales of ALTU-238.
     We did not recognize any revenue related to upfront and other payments received from Genentech in the six months ended June 30, 2007 because provisions in the agreement concerning our participation in a joint steering committee and the right of Genentech to recover certain amounts from us preclude us from concluding that revenue is fixed and determinable. Consequently, we do not expect to be able to record any revenue associated from the Genentech agreement in the foreseeable future.
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
     We initiated our Phase III clinical trial of the capsule form of ALTU-135 in May 2007. Our current estimate of the total costs we will incur to complete the development of ALTU-135 and file a New Drug Application (“NDA”) with the FDA is approximately $137.5 million, excluding non-cash compensation expense and depreciation. As of June 30, 2007, we had incurred approximately $83.6 million of these total costs.
     We have also completed a Phase II clinical trial of ALTU-238. From January 1, 2003, the date on which we began separately tracking development costs for ALTU-238, through June 30, 2007, we incurred approximately $33.2 million in total development costs for this product candidate. The amount of resources we devote to ALTU-238 in the future is subject to Genentech’s development plan and whether Genentech exercises its option to extend our agreement globally. The parties may agree to have us conduct certain efforts that would be subject to reimbursement by Genentech.
     We filed an IND for ALTU-237 in the second quarter of 2007. From January 1, 2006, the date on which we began separately tracking development costs for ALTU-237, through June 30, 2007, we have incurred approximately $11.8 million in total development costs for this product candidate.
     We expect our research and development costs to increase substantially in the foreseeable future as we move ALTU-135 through Phase III trials, perform certain development efforts on ALTU-238 on behalf of Genentech, and initiate clinical trials for ALTU-237 and continue the development of our pre-clinical pipeline.
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
     Reacquisition of European Marketing Rights from Dr. Falk Pharma GmbH. In conjunction with the termination of our collaborative agreement with Dr. Falk in June 2007, we reacquired the European marketing rights for ALTU-135 in exchange for cash payments totaling €12.0 million over a three year period. The net present value of these payments converted to U.S. dollars on the date of the termination of the collaboration and discounted at our incremental borrowing rate of 11.0% was $14.1 million. Due to the uncertainty associated with receiving potential future cash flows from the commercialization of ALTU-135 under the reacquired European marketing rights, we expensed this cost in the second quarter of 2007. This expense was reduced by the reversal of $2.7 million of deferred revenue, representing the remaining balance associated with the non-refundable upfront and milestone payments received from Dr. Falk, since we no longer have any remaining performance obligations under the original agreement.
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
     Contract revenue includes revenue from collaborative license and development agreements with biotechnology and pharmaceutical companies and other organizations for the development and commercialization of our product candidates as well as non-refundable research and development funding under these collaborative agreements. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of clinical development and commercial milestones and royalties on product sales. Research and development funding generally reimburses us for a portion or all of the development and testing related to the collaborative research programs.
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
     When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue related to upfront license and other payments will be recognized. Revenue is only recognized to the extent it is fixed and determinable and is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned as of the period ending date.
     We recognize revenue using the proportional performance method provided we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. We use an input based measure, specifically direct costs, to determine proportional performance because, for our current agreements accounted for under this method, the use of an input based measure is a more accurate representation of proportional performance than an output based measure, such as milestones. The impact of fluctuation in exchange rates under collaborative agreements that are denominated in a foreign currency is reflected in deferred revenue at the time cash is received and in revenue at each reporting period.
     Under the proportional performance method, periodic revenue related to upfront license and other payments is recognized based on the percentage of actual effort expended in that period to total effort budgeted for all of our performance obligations under the arrangement. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Estimates may change in the future, resulting in a change in the amount of revenue recognized in future periods. The possibility exists that revenue may increase or decrease in future periods as estimated costs of the underlying program increase or decrease or as exchange rates impact the value of foreign currency denominated collaborations, without additional cash inflows from the collaborative partner.
     Reimbursement of research and development costs is recognized as revenue provided the provisions of EITF Issue No. 99-19 are met, the amounts are fixed and determinable and collection of the related receivable is reasonably assured.
     Royalties received based on sales of licensed products are recognized when due and payable assuming we have no further contractual obligations and the amount of revenue is fixed and determinable.
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
Results of Operations
Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006
Contract Revenue

	Three Months Ended
	June 30,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)
Contract revenue	$1,508	$4,410	$(2,902)	(66%)

	Six Months Ended
	June 30,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)
Contract revenue	$2,335	$5,922	$(3,587)	(61%)
     Contract revenue for the three and six months ended June 30, 2007 decreased over the comparable periods of the previous year primarily due to the lack of Dr. Falk revenue recorded in 2007. In the first quarter of 2007, we deferred recognizing revenue under our collaborative agreement with Dr. Falk in connection with our discussions regarding our business arrangement and the future development of ALTU-135. On June 6, 2007, Dr. Falk and we terminated our collaborative agreement, and our remaining performance obligations under the agreement ceased. Consequently, we recorded no revenue from Dr. Falk in 2007, compared to $2.3 million and $3.1 million in the three and six months ended June 30, 2006, respectively. The remaining portion of the reduction in contract revenue relates to our collaboration with CFFTI, and was due to the impact of lower spending relating to ALTU-135 in 2007 from the comparable periods of the previous year. We recognize contract revenue under the proportional performance method for our collaborative agreement for ALTU-135 with CFFTI. Under this methodology, to the extent we incur direct development costs each period to advance ALTU-135, we recognize revenue based on the proportion of actual costs spent to our estimate of total direct development costs. The fluctuation in contract revenue from period to period reflects the decreased level of development spending on ALTU-135, which directly correlates to revenue recognized.
Research and development

	Three Months Ended
	June 30,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)
ALTU-135	$8,913	$10,518	$(1,605)	(15%)
ALTU-238	3,245	3,819	(574)	(15%)
ALTU-237	3,060	1,020	2,040	200%
Other research and development	1,539	1,535	4	0%
Stock-based compensation	1,183	422	761	180%

Total research and development	$17,940	$17,314	$626	4%

	Six Months Ended
	June 30,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)
ALTU-135	$13,806	$14,123	$(317)	(2%)
ALTU-238	6,665	7,728	(1,063)	(14%)
ALTU-237	5,011	2,026	2,985	147%
Other research and development	3,254	2,539	715	28%
Stock-based compensation	2,063	687	1,376	200%

Total research and development	$30,799	$27,103	$3,696	14%

     Research and development expense for the three and six months ended June 30, 2007 increased due primarily to increased third-party development costs related to ALTU-237, increased stock-based compensation costs and increased research and development spending on our early stage pre-clinical projects. The increase was partially offset by decreased external development costs related to ALTU-135 and ALTU-238. We incurred increased IND and clinical preparatory costs for ALTU-237 during the three and six months ended June 30, 2007 as compared to the same period of 2006 due to our IND filing for that product candidate during the second quarter of 2007. In addition, we recognized increased stock-based compensation expense during the three and six months ended June 30, 2007 as compared to the same period in 2006 primarily due to an increase in the number of our research and development employees. Development costs for ALTU-135 decreased in the three and six months ended June 30, 2007 as compared to the same periods of 2006 as increased costs in 2007 related to the initiation of Phase III clinical trials did not offset the impact of $6.4 million of payments made in the second quarter of 2006 related to initial equipment funding payments and start-up costs for the manufacture of commercial supply of ALTU-135 by Lonza. Development spending on ALTU-238 decreased during the three and six months ended June 30, 2007 as we began working with Genentech on a development plan. Our future level of spending on ALTU-238 will depend on Genentech’s final development plan, whether Genentech exercises its option to extend our agreement globally, and the level of support we jointly agree to supply. Our headcount in the research and development area increased to 113 full-time employees as of June 30, 2007 from 81 as of June 30, 2006.

General, sales and administrative

	Three Months Ended
	June 30,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)
Personnel	$1,727	$1,247	$480	38%
Legal services	258	359	(101)	(28%)
General insurance	197	200	(3)	(2%)
Market research and related costs	217	465	(248)	(53%)
Consulting and professional services	447	291	156	54%
Stock-based compensation	739	342	397	116%
Other general and administrative	550	426	124	29%

Total general and administrative	$4,135	$3,330	$805	24%

	Six Months Ended
	June 30,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)
Personnel	$3,383	$2,543	$840	33%
Legal services	620	582	38	7%
General insurance	367	404	(37)	(9%)
Market research and related costs	282	873	(591)	(68%)
Consulting and professional services	1,079	769	310	40%
Stock-based compensation	1,848	518	1,330	257%
Other general and administrative	1,137	748	389	52%

Total general and administrative	$8,716	$6,437	$2,279	35%

     General, sales and administrative costs for the three and six months ended June 30, 2007 increased from the same period in 2006 primarily due to increased personnel, legal, consulting and professional service fees in the 2007 periods as compared to the 2006 periods. The cost increases reflect our continued investment in the infrastructure necessary to support the needs of being a public company. As a result of the increased headcount as compared to 2006, as well as an increase in the number of options granted, our stock-based compensation expense has increased significantly. In addition, with increased regulatory and reporting obligations as a public company, our consulting and professional services fees have increased as compared to the same period in 2006. Partially offsetting these increases was a reduction in marketing expenses in the three and six months ended June 30, 2007 as compared to the same period during 2006. During the three and six months ended June 30, 2006, we incurred substantial market research costs in connection with the initial preparations for our commercialization of ALTU-135, with correspondingly fewer costs during the three and six months ended June 30, 2007. Our general, sales and administrative headcount increased to 35 at June 30, 2007 from 22 at June 30, 2006. Included in the general, sales and administrative headcount at June 30, 2007 are two new executive officers who joined us after June 30, 2006.
Reacquisition of European marketing rights from Dr. Falk Pharma GmbH.
     Reacquisition of European marketing rights from Dr. Falk reflect the net cost associated with the termination of our collaborative agreement with Dr. Falk on June 6, 2007 and our reacquisition of Dr. Falk’s European marketing rights to ALTU-135. The net present value of payments due by us to Dr. Falk over a three year period as part of the termination agreement was $14.1 million and was fully expensed on the termination date based on the uncertainty of receiving future cash flows as part of the reacquired European marketing rights. This amount was partially offset by the reversal of $2.7 million of deferred revenue, representing the remaining unrecognized portion of non-refundable upfront and milestone payments received from Dr. Falk, since we no longer have any remaining performance obligations under the original agreement.

Other income (expense) — net

	Three Months Ended
	June 30,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)
Interest income	$1,937	$1,495	$442	30%
Interest expense	(290)	(177)	(113)	64%
Foreign currency loss	(23)	—	(23)	N/A

Total other income (expense) – net	$1,624	$1,318	$306	23%

	Six Months Ended
	June 30,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)
Interest income	$2,946	$2,540	$406	16%
Interest expense	(453)	(368)	(85)	23%
Foreign currency loss	(23)	—	(23)	N/A

Total other income (expense) — net	$2,470	$2,172	$298	14%

     Interest income and interest expense for the three and six months ended June 30, 2007 increased as compared to the same periods in 2006. As a result of our common stock offering completed in April 2007, we had higher average cash balances for the six months ended June 30, 2007 as compared to the same periods of 2006, resulting in higher interest income. In addition, interest income was favorably impacted by slightly higher interest rates in the 2007 periods as compared to the same periods in 2006. Included in interest expense for the three and six months ended June 30, 2007 was approximately one month’s amortization of the discount associated with the termination of the Dr. Falk agreement. This was offset by a lower interest expense associated with our long-term debt resulting from lower average debt balances for the three and six months ended June 30, 2007 as compared to the same periods in 2006. Foreign currency loss for the three and six months ended June 30, 2007 relates to a foreign currency adjustment relating to our obligation to Dr. Falk, which is denominated in Euros. We had no foreign currency gains or losses during the same periods of 2006.
Preferred stock dividends and accretion

	Three Months Ended
	June 30,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)
Preferred stock dividends and accretion	$56	$100	$(44)	(44%)

	Six Months Ended
	June 30,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)
Preferred stock dividends and accretion	$113	$1,086	$(973)	(90%)
     Preferred stock dividends and accretion for the three and six months ended June 30, 2007 decreased from the same periods in the previous year due to the automatic conversion of all shares of Series B

Convertible Preferred Stock and Series C Convertible Preferred Stock into common stock in connection with the initial public offering in January 2006. The preferred stock dividends and accretion for the three and six months ended June 30, 2007 relate entirely to dividends on our redeemable preferred stock, which remains outstanding at June 30, 2007.
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
     From September 2001 until the time of the initial public offering, we funded our activities primarily with issuances of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and redeemable preferred stock. At June 30, 2007, only the redeemable preferred stock remains outstanding, which is not convertible into common stock, and is redeemable, at the holder’s option, on or after December 31, 2010, or by us at our option at any time. The liquidation preference of the redeemable preferred stock at June 30, 2007 was $6.4 million and includes accrued but unpaid dividends on the redeemable preferred stock of $1.9 million. Assuming we do not exercise our right to repurchase the redeemable preferred stock before December 31, 2010, the accrued and unpaid dividends at that date will be $2.7 million.
     As of June 30, 2007, we had received $18.4 million from our collaborative agreement with CFFTI and are entitled to receive up to $6.6 million of future milestone payments under the agreement if a development milestone is met.
     In December 2006, we entered into a collaboration agreement with Genentech for the development, manufacture and commercialization of ALTU-238 in North America. Pursuant to this agreement, we received a $15 million upfront license payment in March 2007, with the potential for us to receive additional payments of approximately $148 million based upon the successful completion of development and commercialization milestones. We also received $15 million from Genentech from the sale of 794,575 shares of our common stock to Genentech. In addition, if Genentech exercises its global option, we could potentially receive additional payments of more than $110 million, comprised of additional upfront and milestone payments. Genentech has agreed to pay us royalties on net sales of ALTU-238.
     On April 24, 2007, we completed a stock offering in which we sold 6,000,000 shares of common stock at a price of $14.75 per share for net proceeds of $82.7 million after underwriting discounts, commissions and offering expenses. On April 30, 2007, the underwriters purchased an additional 518,830 shares of common stock at a price of $14.75 per share for additional net proceeds of approximately $7.2 million.
     Effective June 6, 2007, Dr. Falk and we agreed to terminate our collaborative agreement, and we reacquired Dr. Falk’s European marketing rights under the agreement. Under the terms of the termination agreement, we agreed to make cash payments to Dr. Falk totaling €12.0 million, payable as follows: €5.0 million payable by July 6, 2007, €2.0 million on each of June 6, 2008 and 2009 and €3.0 million on June 6, 2010. Both parties were absolved from any further performance obligations under the original contract.

Summary Cash Flow Information

	June 30,	December 31,	Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)
Cash, cash equivalents and marketable securities	$178,066	$85,914	$92,152	107%
Working capital	155,324	71,307	84,017	118%

	Six Months Ended
	June 30,
	2007	2006
	(dollars in thousands)
Cash flows from:
Operating activities	$(11,065)	$(26,758)
Investing activities	8,494	(52,077)
Financing activities	104,810	109,426
     Cash flow from operating activities. Since our inception, we have generated significant losses while advancing our product candidates into preclinical and clinical trials. Accordingly, we have historically used cash in our operating activities. During the six months ended June 30, 2007 and 2006, our operating activities used $11.1 million and $26.8 million, respectively. The use of cash, which is primarily a result of expenditures associated with our research and development activities and amounts incurred to develop and maintain our administrative infrastructure, was partially offset in 2007 by the $15 million upfront license payment received from Genentech under our collaboration agreement.
     Cash flow from investing activities. Net cash provided by investing activities was $8.5 million for the six months ended June 30, 2007, reflecting $28.0 million of proceeds from the maturities of marketable securities, partially offset by $17.8 million to purchase marketable securities and $1.7 million for capital expenditures. During the same period in 2006, investing activities used $52.1 million, reflecting $115.3 million of purchases of marketable securities and $1.1 million for capital expenditures, partially offset by $64.3 million of proceeds from the maturities of marketable securities. We expect capital expenditures to be between $4.0 million and $6.0 million for the full year 2007.
     Our funds at June 30, 2007 were invested in investment grade securities and money market funds. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our constant evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs.
     Cash flow from financing activities. For the six months ended June 30, 2007, our financing activities provided $104.8 million, primarily reflecting net proceeds of $89.9 million from the issuance of common stock and the $15.0 million equity investment by Genentech. In addition, we received $0.9 million in proceeds from the exercise of common stock options and warrants, and made repayments of long-term debt principal of $1.1 million. For the six months ended June 30, 2006, our financing activities provided $109.4 million, primarily reflecting the net proceeds of $110.2 million from our initial public offering in January 2006, as well as proceeds from the exercise of common stock options and warrants of $0.5 million, partially offset by repayments of long-term debt principal of $1.2 million.
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
Funding Requirements
     We anticipate that our current cash, cash equivalents and marketable securities together with our expected cash inflow from collaborative agreements and the proceeds of our April 2007 stock offering will be sufficient to fund our operations through the first half of 2009. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.
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
     Our funding requirements will depend on numerous factors, including:
▪	the progress and results of our toxicology studies and Phase III clinical efficacy trial and long-term safety study for ALTU-135 and any other trials we may initiate based on the results of these trials or additional discussions with regulatory authorities;

▪	the results of the planned clinical trials for ALTU-238 that Genentech or we may initiate;

▪	the timing, progress and results of ongoing manufacturing development work for ALTU-135, ALTU-238 and ALTU-237;

▪	the results of our preclinical studies and testing for our earlier stage research products and product candidates, and any decisions to initiate clinical trials if supported by the preclinical results;

▪	the costs, timing and outcome of regulatory review of our product candidates in clinical development, and any of our preclinical product candidates that progress to clinical trials;

▪	the costs of establishing commercial operations, including sales and marketing functions, should any of our product candidates approach marketing approval and/or be approved, and of establishing commercial manufacturing and distribution arrangements;

▪	the outcome of the decision by Genentech as to whether to exercise its option to expand our collaboration agreement for ALTU-238 outside North America;

▪	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents, ensuring freedom to operate under any third party intellectual property rights, and defending intellectual property-related claims;

▪	our ability to establish and maintain collaborative arrangements and obtain milestone, royalty and other payments from collaborators; and

▪	the extent to which we acquire or invest in new businesses, products or technologies
     We do not expect to generate significant revenues, other than payments that we receive from our current collaborators or other similar collaborations we may enter into in the future, unless and until we successfully obtain marketing approval for, and begin selling one or more of our product candidates.
     We believe the key factors that will continue to affect our internal and external sources of cash are:

▪	our ability to successfully develop, manufacture, obtain regulatory approval for and commercialize ALTU-135;

▪	the success of the Genentech collaboration for ALTU-238;

▪	the success of our development program for ALTU-237 and other preclinical programs;

▪	our ability to enter into strategic collaborations with corporate collaborators and the success of such collaborations; and

▪	the receptivity of the capital markets to financings of biotechnology companies.
     The following table summarizes our contractual obligations at June 30, 2007, and the effects such obligations are expected to have on our liquidity and cash flows in future periods:
Payments Due by Period

		Remainder	2008	2010
		of	through	through	After
	Total	2007	2009	2011	2011
Contractual Obligations (1):
Short and long-term debt (2)	$4,325	$1,206	$2,915	$204	$—
Operating lease obligations	2,816	1,490	1,326	—	—
Dr. Falk Pharma GmbH obligation (3)	16,170	6,738	5,390	4,042	—
Purchase obligations	15,192	11,403	3,789	—	—

Total contractual cash obligations	$38,503	$20,837	$13,420	$4,246	$—

(1)	Excludes estimated payment of $7.2 million to Vertex in connection with its optional redemption of shares of redeemable preferred stock on or after December 31, 2010, plus dividends accruing after that date, and amounts payable to CFFTI upon FDA approval of ALTU-135 and royalties to CFFTI on product sales of ALTU-135.

(2)	Includes interest expense.

(3)	Represents €12.0 million due to Dr. Falk Pharma GmbH converted to U.S. dollars at the June 30, 2007 exchange rate.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash, cash equivalents and marketable securities are invested with highly-rated financial institutions in North America with the primary objective of preservation of principal and minimum risk. When purchased, the investments generally have a maturity of less than 18 months. Some of the securities we invest in are subject to interest rate risk and will fall in value if market interest rates increase. To minimize the risk associated with changing interest rates, we invest primarily in money market funds, bank certificates of deposit, United States government securities and investment-grade commercial paper and corporate notes that can be held to their maturity date. All of our investments at June 30, 3007 met these criteria. We had gross unrealized gains of $152,000 on our investments at June 30, 2007. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.
     Our total debt at June 30, 2007 was $3.9 million, representing equipment loans. All equipment loans carried fixed rates of interest established at the time of borrowing. Accordingly, our future interest costs relating to such borrowing are not subject to fluctuations in market interest rates.
     Our assets are principally located in the United States and a majority of our historical revenues and operating expenses are denominated in United States dollars. Our payments to Dr. Falk for the repurchase of ALTU-135 marketing right are denominated in Euros, and the gross amount of that liability at June 30, 2007 is €12.0 million. In addition, some purchases of raw materials and contract manufacturing services are also denominated in foreign currencies. Accordingly, we are subject to market risk with respect to foreign currency-denominated expenses. We recognized a foreign currency loss of $23,000 in the six months ended June 30, 2007. We had no foreign currency exchange gains or losses in the six months ended June 30, 2006. We may engage in additional collaborations with international partners. When ALTU-135 or any other future drug candidates reach commercialization outside of the United States, if at all, or we enter into additional collaborations with international partners providing for foreign currency-denominated revenues and expenses, we may be subject to significant market risk.
ITEM 4T. CONTROLS AND PROCEDURES
  Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation by our management, our CEO and CFO concluded that, as of June 30, 2007, our disclosure controls and procedures were: (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC, rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosures.
  Changes in Internal Control
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We will require substantial future capital in order to continue to complete clinical development and commercialize our clinical-stage product candidates, ALTU-135 and ALTU-238, and to conduct the research and development and clinical and regulatory activities necessary to bring our other product candidates, including ALTU-237, into clinical development. Our future capital requirements will depend on many factors, including:
•	the progress and results of our toxicology studies and Phase III clinical efficacy trial and long-term safety study for ALTU-135 and any other trials we may initiate based on the results of these trials or additional discussions with regulatory authorities;

•	the results of the planned clinical trials for ALTU-238 that Genentech or we may initiate;

•	the timing, progress and results of ongoing manufacturing development work for ALTU-135, ALTU-238 and ALTU-237;

•	the results of our preclinical studies and testing for our earlier stage research products and product candidates, and any decisions to initiate clinical trials if supported by the preclinical results;

•	the costs, timing and outcome of regulatory review of our product candidates in clinical development, and any of our preclinical product candidates that progress to clinical trials;

•	the costs of establishing commercial operations, including sales and marketing functions, should any of our product candidates approach marketing approval and/or be approved, and of establishing commercial manufacturing and distribution arrangements;

•	The outcome of the decision by Genentech as to whether to exercise its option to expand our collaboration agreement for ALTU-238 outside North America;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents, ensuring freedom to operate under any third party intellectual property rights, and defending intellectual property-related claims;

•	our ability to establish and maintain collaborative arrangements and obtain milestone, royalty and other payments from collaborators; and

•	the extent to which we acquire or invest in new businesses, products or technologies.
     Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, or we decide it is necessary to preserve existing resources, we may find it necessary or appropriate to:
•	terminate or delay preclinical studies, clinical trials or other development activities for one or more of our product candidates; or

•	delay our establishment of sales, marketing and commercial operations capabilities or other activities that may be necessary to commercialize our product candidates.
     Based on our operating plans, we estimate that our net cash used in operating activities will be between $45 million and $55 million in 2007. We currently expect that our existing cash resources, investment securities, payments, including milestone payments, we expect to receive under agreements with our existing collaborators, and the proceeds of our two completed stock offerings will be sufficient to support the development of our product candidates and our other operations through the first half of 2009. However, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need additional funds sooner than planned. We do not expect our available funds to be sufficient to fund the completion of the development and commercialization of any of our product candidates, and we expect that we will need to raise additional funds prior to being able to market any products. Additional funding may not be available to us on acceptable terms, or at all.
     We are obligated under our agreement with CFFTI and under the terms of our redeemable preferred stock to make significant payments upon the occurrence of specified events. We may not have sufficient resources to make these payments when they become due.
     If we receive FDA approval for ALTU-135 or related products, we must pay one of our collaborators, CFFTI, an amount equal to CFFTI’s aggregate funding to us plus interest, up to a maximum of $40.0 million, less the fair market value of the shares of common stock underlying the warrants we issued to CFFTI. This amount, together with accrued interest, will be due in four annual installments, commencing 30 days after the approval date. We will also be required to pay an additional $1.5 million to CFFTI within 30 days after the approval date. These initial payments to CFFTI, if we receive FDA approval of ALTU-135, will be due before we receive revenue from any commercial sales of the product, which could require us to raise additional funds or make it difficult for us to make the payments in a timely manner. In addition, if Vertex, the holder of our redeemable preferred stock, elects to redeem those shares on or after December 31, 2010, we will be required to pay an aggregate of $7.2 million plus dividends accrued after that date. We may require additional funding to make any such payments. Funds for these purposes may not be available to us on acceptable terms, or at all.

     We have a history of net losses, which we expect to continue for at least several years and, as a result, we are unable to predict the extent of any future losses or when, if ever, we will achieve, or be able to maintain, profitability.
     We have incurred significant losses since 1999, when we were reorganized as a company independent from Vertex. At June 30, 2007, our accumulated deficit was $222.0 million and we expect to continue to incur losses for at least the next several years. We have only been able to generate limited amounts of revenue from license and milestone payments under our collaboration agreements, and payments for funded research and development, as well as from products we no longer sell. We expect that our annual operating losses will continue to increase over the next several years as we expand our research, development and commercialization efforts.
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
•	ALTU-135. If approved, ALTU-135, the product candidate we are developing for the treatment of malabsorption due to exocrine pancreatic insufficiency, will compete with currently marketed porcine-derived pancreatic enzyme replacement therapies from companies such as Axcan Pharma, Johnson & Johnson, and Solvay Pharmaceuticals, as well as from generic drug manufacturers such as KV Pharmaceutical and IMPAX Laboratories. In addition, we understand that Axcan Pharma, Biovitrum, Eurand, Meristem Therapeutics, and Solvay Pharmaceuticals have product candidates in development, some more advanced than ALTU-135, that could compete with ALTU-135. For example, Axcan Pharma and Eurand have each initiated the submission of their rolling New Drug Applications for their respective pancrealipase products.

•	ALTU-238. If approved, ALTU-238, the product candidate we are developing as a once-weekly treatment for hGH deficiency and related disorders in collaboration with Genentech, will compete with existing approved hGH therapies from companies such as BioPartners, Eli Lilly, Genentech, Merck Serono, Novo Nordisk, Pfizer, Sandoz, and Teva Pharmaceutical Industries. In addition, we understand that ALTU-238 may compete with product candidates in clinical development from some of these companies and others, including LG Life Sciences, which is developing a long-acting hGH therapy based on an encapsulated microparticle technology.

•	ALTU-237. If approved, ALTU-237, the product candidate we are developing for the treatment of hyperoxalurias, may compete with product candidates in development at companies such as Amsterdam Molecular Therapeutics, Medix, NephroGenex, and OxThera.
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
     An element of our business strategy is to establish collaborative arrangements with third parties, particularly with regard to development, regulatory approval, sales, marketing and distribution of our products outside of North America. We may also collaborate with other companies to accelerate the development of some of our early-stage product candidates, to co-commercialize our product candidates in North America in instances where we believe that a larger sales and marketing presence will expand the market or accelerate penetration, or to advance other business objectives. The process of establishing new collaborative relationships is difficult, time-consuming and involves significant uncertainty. We face, and will continue to face, significant competition in seeking appropriate collaborators. Moreover, if we do establish collaborative relationships, our collaborators may fail to fulfill their responsibilities or seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, a change in business strategy, a change of control or other reasons. In the event of a termination, we may incur termination payments or other expenses in connection with any reacquisition of rights. If we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of funding.
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
     The success of ALTU-238 depends heavily on our collaboration with Genentech, which was established this year. If Genentech is unable or determines not to further develop or commercialize ALTU-238, or experiences significant delays in doing so, our business will be materially harmed.
     We entered into a collaboration and license agreement with Genentech, which became effective on February 21, 2007, related to the development and commercialization of ALTU-238 for the treatment of human growth hormone deficiency. We are substantially dependent on Genentech for the success of ALTU-238. We do not have a long history of working with Genentech and cannot predict the success of the collaboration. Genentech will have control over the conduct and timing of development efforts with respect to ALTU-238. Although we have had discussions with Genentech regarding its current plans and intentions with regard to the clinical development of ALTU-238, Genentech is currently finalizing the development plan. Genentech may also revise its stated plan for ALTU-238, which could result in delays in the clinical development of ALTU-238. Genentech’s failure to devote sufficient financial and other resources to the development plan may result in delayed or unsuccessful development of ALTU-238, which could lead to the non-payment or delay in payment of milestones under our agreement with Genentech and may preclude or delay commercialization of ALTU-238 and any royalties we could receive on commercial sales. Because the license we granted to Genentech is exclusive, our business will be harmed if Genentech does not commercialize ALTU-238 successfully or on a timely basis.

     In the event Genentech does not exercise the option that it has to make our arrangement global, we may be required to seek additional collaborator(s) for ALTU-238 outside the United States. In that event, we will have the added risk of managing multiple collaborations for the same product candidate. This would require multiple technology transfers as well as the coordination of dual supply chains and separate development programs. This could result in a loss of the advantage of global coordination and economies of scale as well as a greater risk that conflicts could arise between these collaborations.
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
     Our collaborators and we may not achieve our projected research and development goals in the time frames we announce and expect, which could have an adverse impact on our business and could cause our stock price to decline.
     We set goals for and make public statements regarding the timing of activities, such as the commencement and completion of preclinical studies and clinical trials, anticipated regulatory approval dates and developments and milestones under our collaboration agreements. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or our collaborators’ preclinical studies or clinical trials, delays or failures in manufacturing process development activities or in manufacturing product candidates, the amount of time, effort and resources committed to our programs by our collaborators and the uncertainties inherent in the regulatory approval process. We cannot be certain that our or our collaborators’ preclinical studies and clinical trials will advance or be completed in the time frames we announce or expect, that our collaborators or we will make regulatory submissions or receive regulatory approvals as planned or that our collaborators or we will be able to adhere to our current schedule for the achievement of key milestones under any of our internal or collaborative programs. If our collaborators or we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected and the price of our common stock could decline.
     Risks Related to Development of Our Product Candidates
     If our collaborators or we are unable to commercialize our lead product candidates, or experience significant delays in doing so, our business will be materially harmed.

     We have invested a significant portion of our time and financial resources to date in the development of oral and injectable crystallized protein therapies, including ALTU-135, ALTU-238, and ALTU-237, for the treatment of gastrointestinal and metabolic disorders. Our ability and the ability of our collaborative partners to develop and commercialize our product candidates successfully, and therefore our ability to generate revenues, will depend on numerous factors, including:
•	successfully scaling up the manufacturing processes for our products, successfully completing stability testing and release of our products, and obtaining sufficient supplies of, our product candidates, in order to complete our clinical trials and toxicology studies on a timely basis;

•	receiving marketing approvals from the FDA and foreign regulatory authorities;

•	arranging for commercial-scale supplies of our products with contract manufacturers whose manufacturing facilities operate in compliance with current good manufacturing practice regulations, or cGMPs, including the need to scale up the manufacturing process for commercial scale supplies;

•	establishing sales, marketing and distribution capabilities on our own, including if we exercise our right to co-promote ALTU-238 in North America under our agreement with Genentech, through collaborative agreements or through third parties;

•	obtaining commercial acceptance of our product candidates, if approved, in the medical community and by third-party payors and government pricing authorities; and

•	establishing favorable pricing from foreign regulatory authorities.
     If we are not successful in commercializing ALTU-135, ALTU-238 or ALTU-237, or are significantly delayed in doing so, our business will be materially harmed.
     Because our product candidates are in clinical development, there is a significant risk of failure.
     Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA, and even fewer are approved for commercialization. We will only receive regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA or the applicable foreign regulatory authority, in well-designed and conducted clinical trials, that the product candidate is safe and effective and otherwise meets the appropriate standards required for approval for a particular indication. Clinical trials are lengthy, complex and extremely expensive programs with uncertain results. A failure of one or more of our clinical trials may occur at any stage of testing. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA.
     We have not yet completed Phase III clinical trials for any of our product candidates in clinical development, and we have not advanced, and may never advance, any of our preclinical product candidates into clinical trials. We have completed a Phase II clinical trial for the capsule form of ALTU-135 and initiated a Phase III clinical trial in May 2007. In order for ALTU-135 to be approved by the FDA, we will be required to demonstrate in the Phase III clinical trial, to a statistically significant degree, that ALTU-135 improves absorption of fat in patients suffering from malabsorption as a result of exocrine pancreatic insufficiency. We will also be required to demonstrate the safety of ALTU-135 in a long-term study. However, we may not be successful in meeting the primary or secondary endpoints for the Phase III clinical trial or the goal of the long-term safety study. The possibility exists that even if these trials are successful, we may still be required or may determine it is desirable to perform additional studies for approval or in order to achieve a broad indication for the labeling of the drug. In addition, we will need to complete specified toxicology studies in animals before submitting an NDA, and the results of those studies may not demonstrate sufficient safety.
     The ability to recruit and enroll patients in our Phase III clinical trial and our safety study for ALTU-135 depends on the availability and willingness of patients to participate in experimental research, the conduct of recruitment activities that respect human subject protection, and recommendations by physicians to their patients to participate in our clinical trials. We have limited experience from conducting earlier stage clinical trials, and we are still developing our capabilities to conduct Phase III clinical trials, which usually involve a larger number of patients. In addition, in the execution of any Phase III clinical trial, we intend to rely in part on third party contractors to assist with these activities. The design of our Phase III clinical trial for ALTU-135 includes two in-hospital participation periods as well as one off-enzyme period for all patients and an additional off-enzyme period for half of the patients, which may make it difficult to enroll patients and, if enrolled, may cause them to drop out of the trial. In-hospital periods can be inconvenient, and off-enzyme periods can be uncomfortable for these patients. Any predictions about the timing of enrollment or the completion of clinical trials are subject to the risks inherent in these activities.
     For ALTU-238, we have completed Phase I clinical trials in healthy adults and a Phase II clinical trial in adults with hGH deficiency. Under our collaboration and license agreement with Genentech, Genentech has the right to plan and determine the future clinical development plan for ALTU-238. In addition, the efficacy of ALTU-238 has not yet been tested in a human clinical trial, and ALTU-238 may prove not to be clinically effective as an extended-release formulation of hGH. In addition, it is possible that patients receiving ALTU-238 will suffer additional or more severe side effects than we observed in our Phase I and Phase II clinical trials, which could delay or preclude regulatory approval of ALTU-238 or limit its commercial use.
     In June 2007, we filed an IND to initiate our first Phase I human clinical trial of ALTU-237[, however enrollment of the Phase I trial has not yet started.
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
     In connection with our completed Phase II clinical trial of ALTU-135, there was one serious adverse event considered by an investigator in our clinical trials as probably or possibly related to treatment with that product candidate. As the size of our clinical trials increase or the medical conditions of the population in which we are testing our products vary, the potential for serious or other adverse events related or unrelated to our product candidates could be expected to vary and possibly increase.
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
     If the incidence of these events increases in number or severity, if a regulatory authority believes that these events constitute an adverse effect caused by the drug, or if other effects are identified either during future clinical trials or after any of our drug candidates are approved and on the market:
•	we may be required to conduct additional pre-clinical or clinical trials, make changes in clinical trial brochures or, if a product is approved, the labeling of any such products, reformulate any such products, or implement changes to or obtain new approvals of our or our contractors’ or collaborators’ manufacturing facilities or processes;

•	regulatory authorities may be unwilling to approve our product candidates or may withdraw approval of our products;

•	we may experience a significant drop in the sales of the affected products;

•	our reputation in the marketplace may suffer; and

•	we may become the target of lawsuits, including class action suits.
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
     We may encounter problems with our ongoing or planned clinical trials that could cause us or a regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events or factors, including any of the following, could delay the completion of our ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate, including our clinical-stage product candidates:
•	conditions imposed on us by the FDA or any foreign regulatory authority regarding the scope or design of our clinical trials;

•	delays in obtaining, or our inability to obtain or maintain, required approvals from institutional review boards, or IRBs, or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	delays in the completion of manufacturing development work for our product candidates, such as the delays we experienced in 2006 relating to ALTU-135 and ALTU-238;

•	any dispute that arises under our collaborative agreements or our agreements with third parties;

•	insufficient supply or deficient quality of our product candidates or other materials necessary to conduct our clinical trials;

•	difficulties enrolling subjects in our clinical trials, including, for example, recruiting patients in our Phase III trials for ALTU-135, or finding pediatric subjects with hGH deficiency who have not previously received hGH therapy for our pediatric trials of ALTU-238;

•	delays in the clinical development of ALTU-238, which is now controlled by Genentech in North America, and which Genentech has the option to control in the rest of the world;

•	drop-out rates of subjects in our clinical trials;

•	negative or inconclusive results from clinical trials, or results that are inconsistent with earlier results, that necessitate additional clinical studies;

•	serious or unexpected drug-related side effects experienced by subjects in clinical trials; or

•	failure of our third-party contractors or our investigators to comply with regulatory requirements or otherwise meet their contractual obligations to us in a timely manner.
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
     We have limited technical, managerial and financial resources to determine the indications on which we should focus the development efforts related to our product candidates. We may make incorrect determinations. Our decisions to allocate our research, management and financial resources toward particular indications or therapeutic areas for our product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also be incorrect and could cause us to miss valuable opportunities. For example, we will need to allocate our financial, capital and human resources among ALTU-135, ALTU-237 and ALTU-238, and other preclinical product candidates. If we invest in the advancement of a candidate which proves not to be viable, we will have fewer resources available for potentially more promising candidates.
     Risks Related to Regulatory Approval of Our Product Candidates and Other Government Regulations
     If our collaborators or we do not obtain required regulatory approvals, we will be unable to commercialize our product candidates, and our ability to generate revenue will be materially impaired.
     ALTU-135, ALTU-238, ALTU-237 and any other product candidates we may discover or acquire and seek to commercialize, either alone or in conjunction with a collaborator, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries relating to the testing, manufacture, safety, efficacy, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale and distribution of drugs. In the United States and in many foreign jurisdictions, we must successfully complete rigorous preclinical testing and clinical trials and an extensive regulatory review process before a new drug can be sold. We have not obtained regulatory approval for any product. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays.
     The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials, depending upon numerous factors, including the complexity of the product candidate and the disease to be treated. Our product candidates may fail to receive regulatory approval for many reasons, including:
•	a failure to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for a particular indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or other regulatory authorities for approval;

•	an inability to demonstrate that a product candidate’s benefits outweigh its risks;

•	an inability to demonstrate that the product candidate presents an advantage over existing therapies;

•	the FDA’s or comparable foreign regulatory authorities’ disagreement with the manner in which our collaborators or we interpret the data from preclinical studies or clinical trials;

•	the FDA’s or comparable foreign regulatory authorities’ failure to approve the manufacturing processes or facilities of third-party contract manufacturers of clinical and commercial supplies; and

•	a change in the approval policies or regulations of, or the specific advice provided to us by, the FDA or comparable foreign regulatory authorities or a change in the laws governing the approval process.
     The FDA or comparable foreign regulatory authorities might decide that the data are insufficient for approval and require additional clinical trials or other studies. Furthermore, even if we do receive regulatory approval to market a commercial product, any such approval may be subject to limitations on the indicated uses for which our collaborative partner or we may market the product. It is possible that none of our existing or future product candidates will ever obtain the appropriate regulatory approvals necessary for us or our collaborators to begin selling them.
     Failure to obtain regulatory approvals or to comply with regulatory requirements in foreign jurisdictions would prevent us or our collaborators from marketing our products internationally.
     We intend to have our product candidates marketed outside the United States. In order to market products in the European Union and many other non-United States jurisdictions, our collaborators or we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. We have no experience in obtaining foreign regulatory approvals for our product candidates. The approval procedures vary among countries and can involve additional and costly preclinical and clinical testing and data review. The time required to obtain approval in other countries may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Our collaborators or we may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could harm our business and result in decreased revenues from milestones or royalties in our collaboration agreements.
     We also face challenges arising from the different regulatory requirements imposed by United States and foreign regulators with respect to clinical trials. The EMEA often imposes different requirements than the FDA with respect to the design of a pivotal Phase III clinical trial. For example, we believe that, based on our discussions with the EMEA, a collaborator or we will be required to conduct a trial comparing ALTU-135 with a currently marketed pancreatic enzyme replacement therapy in order to obtain regulatory approval in the European Union. If a comparator study is undertaken and ALTU-135 does not demonstrate equivalent efficacy to the comparator product, ALTU-135 may not obtain regulatory approval; further, if ALTU-135 does not demonstrate an advantage over the comparator, the commercial profitability and viability of ALTU-135 could be materially and adversely affected in Europe as well as the United States. These factors could in turn adversely impact the opportunity to enter into a future ALTU-135 collaboration in Europe.

     Our product candidates will remain subject to ongoing regulatory requirements even if they receive marketing approval, and if we fail to comply with these requirements, we could lose these approvals, and the sales of any approved commercial products could be suspended.
     Even if we receive regulatory approval to market a particular product candidate, the product will remain subject to extensive regulatory requirements, including requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record keeping. In addition, the approval may be subject to limitations on the uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product, which could reduce our revenues, increase our expenses and render the approved product candidate not commercially viable.
     In addition, as clinical experience with a drug increases after approval because it is typically used by a larger and more diverse group of patients after approval than during clinical trials, side effects and other problems may be observed after approval that were not seen or anticipated during pre-approval clinical trials or other studies. Any adverse effects observed after the approval and marketing of a product candidate could result in limitations on the use of or withdrawal of any approved products from the marketplace. Absence of long-term safety data may also limit the approved uses of our products, if any. If we fail to comply with the regulatory requirements of the FDA and other applicable United States and foreign regulatory authorities, or previously unknown problems with any approved commercial products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions or other setbacks, including:
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
     If our collaborators or we are slow to adapt, or are unable to adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, we or our collaborators may lose marketing approval for our products when and if any of them are approved, resulting in decreased revenue from milestones, product sales or royalties.

     We deal with hazardous materials and must comply with environmental laws and regulations, which can be expensive and restrict how we do business.
     Our activities and those of our third-party manufacturers on our behalf involve the controlled storage, use and disposal of hazardous materials, including microbial agents, corrosive, explosive and flammable chemicals and other hazardous compounds. Our manufacturers and we are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe that the safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials.
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
     We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates or any of the compounds that we are testing in our preclinical programs, and we lack the internal resources and the capabilities to do so. As a result, we currently rely, and we expect to rely in the future, on third-party manufacturers to supply the active pharmaceutical ingredients, or APIs, for our product candidates and to produce and package our final drug products. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including:
•	reliance on the third party for manufacturing process development, sourcing of key raw materials, regulatory compliance and quality assurance;

•	limitations on supply availability resulting from capacity and scheduling constraints of the third party;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and

•	the possible termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.
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
     We entered into an agreement with Lonza in November 2006 for the commercial scale-up and supply of ALTU-135. We are in the process of working with Lonza to transfer from Amano and us the technology required to manufacture the APIs for ALTU-135. Switching manufacturers will require the cooperation of Amano, training of personnel, sourcing and quality assurance of key raw materials, and validation of Lonza’s processes. Changes in manufacturing processes or procedures, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval from the FDA and satisfaction of comparable foreign requirements. This review may be costly and time-consuming and, if we obtain the required marketing approvals, could delay or prevent the launch of a product. If we are unable to successfully transition the manufacture of the APIs for ALTU-135 from Amano and ourselves to Lonza, our commercialization of ALTU-135 could be delayed, prevented or impaired and the costs related to ALTU-135 may increase.
     With respect to ALTU-238, we have purchased the hGH, the API in ALTU-238, for our prior clinical trials from Sandoz. Genentech, our collaborator for ALTU-238, is a manufacturer of hGH. We expect Genentech to manufacture and supply the hGH for ALTU-238 for future clinical trials and for commercial supply. We are planning to conduct a bioequivalence study in connection with the transition from hGH provided by Sandoz to hGH provided by Genentech, although the FDA has not advised us that a bioequivalence study is required. We cannot be certain the results of this bioequivalence study will be favorable.
     We have an agreement with Althea Technologies, Inc., or Althea, a contract manufacturing organization, for Althea to use the hGH supplied to it to produce the clinical supplies for our planned clinical trials of ALTU-238. We will need to transfer the manufacturing process for ALTU-238 to Althea and validate this process. Furthermore, prior to the initiation of manufacturing activities for ALTU-238 at

Althea we will need to complete additional activities including the testing and qualification of specialized manufacturing equipment specific to ALTU-238. Delays in these activities, particularly in the delivery of specialized manufacturing equipment, have in the past delayed our clinical trials of ALTU-238 and unsuccessful testing, qualification and performance of such equipment could further delay the planned clinical trials for ALTU-238 and result in additional unforeseen expenses.
     Our agreement with Althea covers only the manufacture of ALTU-238 for the planned clinical trials of ALTU-238. Although Genentech has agreed to supply the hGH for commercialization of ALTU-238, Genentech or we will need to negotiate an additional agreement under which Althea would provide the commercial supply of ALTU-238 or find an alternative commercial manufacturer. Switching manufacturers would require cooperation with Althea, technology transfers, training, and validation of the alternative manufacturer’s processes, and, under some circumstances, will require us to make a specified payment to Althea. Changes in manufacturing processes or procedures, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval from the FDA and satisfaction of comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. If Genentech or we are unable to secure another contract manufacturer for ALTU-238 at an acceptable cost, the commercialization of ALTU-238 could be delayed, prevented or impaired, and the costs related to ALTU-238 may increase. Any dispute over the terms of, or decisions regarding, our collaboration with Althea or other adverse developments in our relationship would materially harm our business and might accelerate our need for additional capital.
     We do not have any agreements in place to manufacture our other product candidates on a commercial scale. In order to commercialize our product candidates, our existing suppliers will need to scale up their manufacturing of our product candidates and/or transfer the technology to a commercial supplier. We may be required to fund capital improvements to support scale-up of manufacturing and related activities. Our existing manufacturers may not be able to increase their manufacturing capacity successfully for any of our product candidates for which we obtain marketing approval in a timely or economic manner, or at all. We may need to engage other manufacturers to provide commercial supplies of our product candidates. It may be difficult for us to enter into commercial supply arrangements on a timely basis or on acceptable terms, which could delay or prevent our ability to commercialize our product candidates. If our existing manufacturers are unable or unwilling to increase their manufacturing capacity or we are unable to establish alternative arrangements, the development and commercialization of our product candidates may be delayed or there may be a shortage in supply.
     Any performance failure on the part of our or our collaborators’ existing or future manufacturers could delay clinical development or regulatory approval of our product candidates or commercialization of any approved products.
     The failure of any of our or our collaborators’ contract manufacturers to achieve and maintain high manufacturing standards could result in patient injury or death, product liability claims, product recalls, product seizures or withdrawals, delays or failures in testing or delivery, cost overruns, failure of regulatory authorities to grant marketing approvals, delays, suspensions or withdrawals of approvals, injunctions, fines, civil or criminal penalties, or other problems that could seriously harm our business. Contract manufacturers may encounter difficulties involving production yields, quality control and quality assurance. These manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies which audit strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. However, our collaborators or we may have limited control over third-party manufacturers’ compliance with these regulations and standards. Present or future manufacturers might not be able to comply with cGMP and other FDA or international regulatory requirements.

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
     Even if our collaborators or we receive regulatory approval for our product candidates, these product candidates may not gain market acceptance among physicians, healthcare payors, government pricing agencies, patients and the medical community. Physicians may elect not to recommend or patients may elect not to use these products for a variety of reasons, including:
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
     In the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement governmental pricing reimbursement controls. The Medicare Prescription Drug and Modernization Act of 2003 imposed new requirements for the distribution and pricing of prescription drugs that may affect the marketing of our products, if we obtain FDA approval for those products. Under this law, Medicare was extended to cover a wide range of prescription drugs other than those directly administered by physicians in a hospital or medical office. Competitive regional private drug plans were authorized to establish lists of approved drugs, or formularies, and to negotiate rebates and other price control arrangements with drug companies. Proposals to allow the government to negotiate Medicare drug prices with drug companies directly, if enacted, might further constrain drug prices, leading to reduced revenues and profitability. While we cannot predict whether any future legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.
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
     Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing or, in some cases, not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors or collaborators can be certain that they or we were the first to make the inventions claimed in patents or pending patent applications, or that they or we were the first to file for protection of the inventions set forth in these patent applications. Assuming the other requirements for patentability are met, in the United States, the first to make the claimed invention is entitled to the patent, and outside the United States, the first to file is entitled to the patent.
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
     Our ability to commercialize our product candidates depends on our ability to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. Third parties may allege our product candidates infringe their intellectual property rights. Numerous United States and foreign patents and pending patent applications, which are owned by third parties, exist in fields that relate to our product candidates and our underlying technology, including patents and patent applications claiming compositions of matter of, methods of manufacturing, and methods of treatment using, specific proteins, combinations of proteins, and protein crystals. For example, we are aware of some issued United States and/or foreign patents that may be relevant to the development and commercialization of our product candidates. However, we believe that, if these patents were asserted against us, it is likely that we would not be found to infringe any valid claim of the patents relevant to our development and commercialization of these products. If any of these patents were asserted against us and determined to be valid and construed to cover any of our product candidates, including, without limitation, ALTU-135, ALTU-238 and ALTU-237, our development and commercialization of these products could be materially adversely affected.
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
     In order to protect or enforce our patent rights, defend our activities against claims of infringement of third-party patents, or to satisfy contractual obligations to licensees of our own intellectual property, we might be required to initiate patent litigation against third parties, such as infringement suits or nullity, opposition or interference proceedings. Our collaborators or we may enforce our patent rights under the terms of our major collaboration and license agreements, but neither we nor our collaborators is required to do so. In addition, others may sue us for infringing their patent rights or file nullity, opposition or interference proceedings against our patents, even if such claims are without merit.
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
     We are a small company with 158 employees as of June 30, 2007. Our success depends on our ability to attract, retain and motivate highly qualified management and scientific personnel. In particular, we are highly dependent on Sheldon Berkle, our President and Chief Executive Officer, Dr. Alexey L. Margolin, our Chief Scientific Officer, and the other principal members of our executive and scientific teams. All of the arrangements with these principal members of our executive and scientific teams may be terminated by us or the employee at any time without notice. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives.

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
     Investors should consider an investment in our common stock as risky and subject to significant loss and wide fluctuations in market value. Our common stock has only been publicly traded since January 26, 2006, and accordingly there is a limited history on which to gauge the volatility of our stock price. The stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks may not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock, which has been between $8.47 and $25.70 per share from the time of our initial public offering until August 6, 2007, to continue to fluctuate include:
•	delays in or results from our clinical trials or studies;

•	our entry into or the loss of a significant collaboration or the expansion or contraction of a significant collaboration, disputes with a collaborator, or delays in the progress of a collaborative development program;

•	competitive product information such as results of clinical trials conducted by others on drugs that would compete with our product candidates or the regulatory filing or approval of such competitive products;

•	delays or other problems with manufacturing our product candidates or approved products;

•	failure or delays in advancing product candidates from our preclinical programs, or other product candidates we may discover or acquire in the future, into clinical trials;

•	failure or discontinuation of any of our research programs;

•	regulatory review delays, changes in regulatory requirements, new regulatory developments or enforcement policies in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	failure to meet estimates or recommendations by securities analysts, if any, who cover our common stock;

•	positive or negative publicity regarding our product candidates or any approved products;

•	litigation;

•	sales, future sales or anticipated sales of our common stock by us or our stockholders;

•	general market conditions;

•	changes in the structure of health care payment systems;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises; and

•	period-to-period fluctuations in our financial results.
     These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit regardless of the outcome. Such a lawsuit could also divert the time and attention of our management and create additional volatility in our common stock price.

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
     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, accruals and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses and related disclosure. Such estimates and judgments include the carrying value of our property, equipment and other assets, revenue recognition under our collaboration agreements and the value of certain accrued expenses. We base our estimates, accruals and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, or the assumptions underlying them, may change over time. For example, since the inception of our collaboration agreement with CFFTI, we have adjusted our estimated costs to complete the development program for ALTU-135 on four occasions resulting in cumulative changes in our revenue at each time of the change in the estimate. During the third quarter of 2006, we increased our estimated development costs for ALTU-135, which resulted in a $3.7 million decrease in our cumulative revenue in the third quarter of 2006. During the third quarter of 2005, we reduced our estimated development costs for ALTU-135, which resulted in a $3.3 million increase in our cumulative revenue in the third quarter of 2005. Given the possibility that our estimates may change, our actual financial results may vary significantly from the estimates contained in our financial statements and our stock price could be adversely affected.
     Insiders have substantial influence over us which could delay or prevent a change in corporate control or result in the entrenchment of management and the board of directors.
     Our directors and executive officers, together with their affiliates and related persons as of August 3, 2007, beneficially owned, in the aggregate, approximately 28% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:
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
     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 30,685,108 shares of common stock outstanding as of August 3, 2007. Holders of an aggregate of 17,216,958 shares of our common stock, assuming the exercise of warrants to purchase shares of our common stock, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock issuable under our equity compensation plans and they can now be freely sold in the public market upon issuance. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause our stockholders to lose part or all of their investments in our shares of common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Recent Sales of Unregistered Securities
     During the three months ended June 30, 2007, common stock warrants were exercised for cash, resulting in the issuance of 10,004 shares of common stock that were not registered under the Securities Act of 1933, as amended, or the Securities Act. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.
     (b) Use of Proceeds from Registered Securities
          We registered shares of our common stock in connection with our initial public offering under the Securities Act. Our Registration Statement on Form S-1 (No. 333-129037) in connection with our initial public offering was declared effective by the SEC on January 25, 2006. The net proceeds of approximately $110.2 million from the initial public offering are invested in investment grade securities. The dollar weighted average effective maturity of the portfolio is less than nine months, and no security has an effective maturity in excess of 18 months. As of June 30, 2007, we have used approximately $77 million of the net proceeds of the initial public offering to fund our operations including activities related to the Phase III trials for the capsule form of ALTU-135, activities related to the Phase II trial for ALTU-238 and preparation for the Phase III trial, including manufacturing related activities, activities related to the development of our preclinical product candidates and general corporate purposes. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
     (c) Repurchase of Equity Securities
          None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting of Stockholders on June 27, 2007, and the following matters were voted on at that meeting:
          1. The election of Jonathan S. Leff, David D. Pendergast and Jonathan D. Root as Class II directors, to serve until the 2010 Annual Meeting of Stockholders and until their respective successors are elected and qualified. The following chart shows the number of votes cast for or against the nominees for director, as well as the number of votes withheld:

DIRECTOR	FOR	WITHHELD
Jonathan S. Leff	23,661,627	87,912
David D. Pendergast	21,784,948	1,964,591
Jonathan D. Root	23,558,539	191,000
          2. The proposal to ratify the appointment of Deloitte & Touche LLP, independent registered public accounting firm, to audit our financial statements for the fiscal year ending December 31, 2007. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions:

FOR	AGAINST	ABSTAIN
23,672,725	75,328	1,486
ITEM 5. OTHER INFORMATION
          None.
ITEM 6. EXHIBITS
          See the Exhibit Index for a list of the exhibits filed as a part of this Quarterly Report, which Exhibit Index is incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2007.

ALTUS PHARMACEUTICALS INC.
By /s/ Jonathan I. Lieber
Jonathan I. Lieber
Vice President, Chief Financial Officer and Treasurer (duly authorized officer)

     Exhibit Index

Exhibit
Number	Description of Exhibit
10.1++	First Amendment to Drug Product Production and Clinical Supply Agreement between Althea Technologies, Inc. and the Company dated June 25, 2007

10.2	Termination Agreement to the Development, Commercialization and Marketing Agreement between Dr. Falk Pharma GmbH and the Company dated June 6, 2007

10.3	Consent to Sublease by and between the Massachusetts Institute of Technology, Millennium Pharmaceuticals, Inc. and the Company, dated April 30, 2007, pursuant to the Sublease between the Company and Millennium Pharmaceuticals, Inc. dated April 2, 2007 for 640 Memorial Drive, Cambridge, Massachusetts

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

++	Confidential treatment has been requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.