Form 10-Q
period 2007-09-30
Altus Pharmaceuticals Inc.
filed 2007-11-07
CIK 1340744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of November 1, 2007 was 30,733,252.

PART I
ITEM 1. FINANCIAL STATEMENTS
ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$124,410	$61,470
Marketable securities available-for-sale	27,823	3,059
Marketable securities held-to-maturity	—	21,385
Prepaid expenses and other current assets	1,581	2,576

Total current assets	153,814	88,490

PROPERTY AND EQUIPMENT, Net	6,100	6,717

OTHER ASSETS, Net	1,061	1,254

TOTAL ASSETS	$160,975	$96,461

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,232	$6,710
Current portion of Dr. Falk Pharma GmbH obligation	2,057	—
Current portion of long-term debt	2,130	2,106
Current portion of deferred revenue	3,867	8,367

Total current liabilities	18,286	17,183

Dr. Falk Pharma GmbH obligation, net of current portion	6,273	—
Long-term debt, net of current portion	1,261	2,874
Deferred revenue, net of current portion	15,756	—
Other long-term liabilities	850	701

TOTAL LIABILITIES	42,426	20,758

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
Redeemable preferred stock, par value $0.01 per share; 450,000 shares authorized, issued and outstanding at September 30, 2007 and December 31, 2006 at accreted redemption value	6,450	6,281

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 30,708,716 shares issued and outstanding at September 30, 2007; 23,121,477 shares issued and outstanding at December 31, 2006	307	231
Additional paid-in capital	356,174	244,985
Accumulated deficit	(244,512)	(175,814)
Accumulated other comprehensive income	130	20

Total stockholders’ equity	112,099	69,422

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$160,975	$96,461

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
CONTRACT REVENUE	$(619)	$(1,955)	$1,716	$3,967

COSTS AND EXPENSES:
Research and development	18,659	10,898	49,458	38,001
General, sales and administrative	4,441	4,171	13,157	10,608
Reacquisition of European marketing rights from Dr. Falk Pharma GmbH	—	—	11,493	—

Total costs and expenses	23,100	15,069	74,108	48,609

LOSS FROM OPERATIONS	(23,719)	(17,024)	(72,392)	(44,642)

OTHER INCOME (EXPENSE):
Interest income	2,137	1,337	5,083	3,877
Interest expense	(358)	(165)	(811)	(533)
Foreign currency exchange loss	(555)	—	(578)	—

Other income (expense) —net	1,224	1,172	3,694	3,344

NET LOSS	(22,495)	(15,852)	(68,698)	(41,298)

PREFERRED STOCK DIVIDENDS AND ACCRETION	(56)	(100)	(169)	(1,186)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(22,551)	$(15,952)	$(68,867)	$(42,484)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE — BASIC AND DILUTED	$(0.73)	$(0.71)	$(2.49)	$(2.13)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	30,683	22,431	27,690	19,952

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,698)	$(41,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Reacquisition of European marketing rights from Dr. Falk Pharma GmbH	11,493	—
Depreciation and amortization	2,528	2,261
Stock-based compensation expense related to the issuance of stock options	5,275	2,174
Noncash interest expense	508	169
Loss on disposal of equipment	—	35
Foreign currency exchange loss	578	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	995	484
Other non-current assets	63	(89)
Accounts payable and accrued expenses	3,744	(298)
Payments received as deferred revenue	15,756	—
Deferred revenue recognized	(1,845)	(4,097)

Net cash used in operating activities	(29,603)	(40,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(41,881)	(202,464)
Maturities of investments	38,612	166,214
Purchases of property and equipment	(2,023)	(1,664)

Net cash used in investing activities	(5,292)	(37,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from public offering of common stock	89,945	110,164
Proceeds from equity investment by Genentech, Inc.	15,000	—
Proceeds from exercise of stock options and warrants	1,214	1,536
Payment of Dr. Falk Pharma GmbH obligation	(6,735)	—
Repayment of debt	(1,589)	(1,769)

Net cash provided by financing activities	97,835	109,931

NET INCREASE IN CASH AND CASH EQUIVALENTS	62,940	31,358

CASH AND CASH EQUIVALENTS—Beginning of period	61,470	12,872

CASH AND CASH EQUIVALENTS—End of period	$124,410	$44,230

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$303	$364

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Series A Convertible Preferred Stock, Series B Redeemable Convertible Preferred Stock and Series C Redeemable Convertible Preferred Stock, and accrued dividends, converted to Common Stock	$—	$115,275

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim reporting. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (including normal recurring adjustments) considered necessary to present fairly our financial position and results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, which are included in our Annual Report on Form 10-K/A, which was filed with the Securities and Exchange Commission (“SEC”).

The condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

On April 24, 2007, we completed a common stock offering in which we sold 6,000,000 shares of common stock at a price of $14.75 per share for net proceeds of $82,751 after underwriting discounts, commissions and offering expenses. On April 30, 2007, the underwriters purchased an additional 518,830 shares of common stock at a price of $14.75 per share for additional net proceeds of $7,194, after underwriting discounts and commissions, to cover over-allotments.

2.	REVENUE RECOGNITION

We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104 (“SAB No. 104”), Revenue Recognition, Emerging Issues Task Force (“EITF”) Issue No. 00-21 (“EITF 00-21”), Accounting for Revenue Arrangements with Multiple Deliverables, and EITF Issue No. 99-19 (“EITF 99-19”), Reporting Revenue Gross as a Principal Versus Net as an Agent.

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

When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue related to upfront license and other payments will be recognized. Revenue is only recognized to the extent it is fixed and determinable and is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned as of the period end date.

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

We use the proportional performance method of revenue recognition for our collaborations for the development of TrizytekTM [porcine-free enzymes] (formerly ALTU-135). During the three months ended September 30, 2007, we reviewed and increased the estimate of total costs to develop Trizytek from $137,500 to $157,500. The increase is primarily due to unexpected increases in the estimated costs of raw materials needed to manufacture Trizytek for NDA approval, the cost of using third-party contract research organizations to conduct Phase III clinical trials, and regulatory costs associated with the filing of an NDA. The effect of increasing the total estimated development costs necessitated a cumulative negative revenue adjustment through September 30, 2007 of $1,966, which resulted in negative revenue of $619 and revenue of $1,716 for the three and nine months ended September 30, 2007, respectively. During the three months ended September 30, 2006, we made a similar change in estimate for the total costs to develop Trizytek which resulted in a negative revenue adjustment of $3,684, resulting in negative revenue of $1,955 and revenue of $3,967 for the three and nine months ended September 30, 2006, respectively. We evaluate our estimates to develop Trizytek on an ongoing basis and derive our estimates based upon historical experiences and other assumptions that are believed to be reasonable at each reporting period. Actual results could differ from those estimated.
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

Based on our revenue recognition accounting policy, revenue is only recognized on contracts when the amount of revenue is fixed and determinable. We have determined that the fee under this agreement is not fixed and determinable and consequently, we do not expect to be able to record any revenue associated with the Genentech agreement in the foreseeable future, unless we are able to negotiate an amendment to the agreement that specifically addresses our ability to recognize revenue under the agreement.
4.	TERMINATION OF DR. FALK PHARMA GmbH AGREEMENT
In December 2002, we entered into a development, commercialization and marketing agreement with Dr. Falk Pharma GmbH (“Dr. Falk”) for the development by us of Trizytek and the commercialization by Dr. Falk of Trizytek, if approved, in Europe, the countries of the former Soviet Union, Israel and Egypt (which we refer to as the licensed territory). Under the agreement, we granted Dr. Falk an exclusive, sublicensable license under specified patents that cover Trizytek to commercialize Trizytek for the treatment of symptoms caused by exocrine pancreatic insufficiency (which we refer to as European marketing rights).
As of December 31, 2006, we had received non-refundable upfront and milestone payments from Dr. Falk under the agreement totaling €11,000, which was equal to $12,879 based on exchange rates in effect at the time we received the milestone payments. We recognized revenue related to these payments from Dr. Falk using the proportional performance method, and since the inception of the agreement through December 31, 2006 we had recognized $10,224 of contract revenue. During the first quarter of 2007, we deferred contract revenue associated with the agreement due to our discussions with Dr. Falk regarding our business relationship, as discussed further below. Under the terms of the agreement, we were eligible to receive from Dr. Falk additional milestone payments of up to €15,000 based on the achievement of specified clinical and regulatory milestones in addition to royalties on net sales of Trizytek by Dr. Falk in the licensed territory.
Under the terms of the agreement, each party was responsible for using commercially reasonable efforts to perform specified responsibilities relating to the development of Trizytek, and Dr. Falk was responsible for using commercially reasonable efforts to obtain regulatory approvals and to commercialize Trizytek in the licensed territory. The agreement originally contemplated that we would conduct specified clinical trials, including an international Phase III clinical trial, required to support applications for regulatory approvals of Trizytek in the U.S. and the licensed territory. The collaboration was coordinated through consensus of a steering committee, subject to standard dispute resolution provisions. Dr. Falk could terminate the agreement unilaterally after the receipt of a written report on the results of specific clinical trials, due to infringement of third-party patent rights or if a clinical hold with respect to Trizytek was imposed in a specified country. Either party could terminate the agreement upon the commitment of an uncured material breach by the other party or upon the occurrence of specified bankruptcy or insolvency events involving the other party. None of the termination provisions in the agreement provided for any cash payments between the parties in the event of termination. The agreement contained no provision for early termination other than as specified above.
Effective June 6, 2007, Dr. Falk and we agreed to terminate the agreement outside of the provisions of the original agreement, and we reacquired Dr. Falk’s rights under the agreement. Dr. Falk and we concluded that continuation of the collaboration was not in the strategic interest of either party following a series of discussions regarding the future development of Trizytek in Europe. Dr. Falk and we had differing views regarding the optimal development and commercialization path, and ultimately concluded that reacquisition of the development and commercialization rights by us would be in the best interest of both parties.

Based on the termination agreement, the original agreement was terminated and we reacquired the license to market Trizytek in the licensed territory. In exchange, we agreed to make cash payments to Dr. Falk totaling €12,000, which equated to $16,147 based on exchange rates at the time of the termination agreement and reflects the net present value of our cash payment obligations to Dr. Falk, payable as follows: €5,000 that was paid on July 6, 2007 and equated to $6,735 at the time of payment based on foreign currency rates in effect at the time of payment, €2,000 on each of June 7, 2008 and 2009 and €3,000 on June 6, 2010. Both parties were absolved from any further performance obligations under the original contract.
At the time of the termination agreement, we recorded a net liability of $14,148, which reflects the net present value of our cash payment obligations to Dr. Falk discounted at our estimated incremental borrowing rate of 11.0%. This discount will be amortized as interest expense over the period that payments are due to Dr. Falk. Due to the uncertainty associated with us receiving potential future cash flows from the commercialization of Trizytek under our reacquired marketing rights in the licensed territory, we expensed this cost in the condensed consolidated statement of operations for the second quarter of 2007. The expense for the reacquisition of European marketing rights was reduced by the reversal of $2,655 of deferred revenue, representing the remaining balance associated with the non-refundable upfront and milestone payments received from Dr. Falk, since we no longer have any remaining performance obligations under the original agreement. We will not recognize any further revenue under the agreement and will not receive any further milestone or royalty payments.
The balance of the current and long-term portions of the Dr. Falk obligation, net of discounts, was as follows as of September 30, 2007:

	Gross		Obligation,
	Obligation	Discount	net of discount
Current portion of Dr. Falk obligation	$2,855	($798)	$2,057
Long-term portion of Dr. Falk obligation	7,136	(863)	6,273

Total Dr. Falk obligation	$9,991	($1,661)	$8,330

From the date of the termination agreement to September 30, 2007, we incurred a foreign currency exchange loss of $578 on the gross obligation and recorded interest expense of $339.

5.	COMPREHENSIVE LOSS

Comprehensive loss was as follows for the three and nine months ended September 30:

	Three Months		Nine Months
	2007	2006	2007	2006
Net loss	$(22,495)	$(15,852)	$(68,698)	$(41,298)
Unrealized (loss) gain on available-for-sale marketable securities	(21)	—	110	—

Comprehensive loss	$(22,516)	$(15,852)	$(68,588)	$(41,298)

6.	NET LOSS PER SHARE

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

Outstanding dilutive securities not included in the calculation of diluted net loss attributable to common stockholders per share were as follows for the three and nine months ended September 30:

(In thousands)	2007	2006
Options to purchase common stock	3,918	3,743
Warrants to purchase common stock	3,593	3,653

Total	7,511	7,396

7.	INCOME TAXES

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

As of January 1, 2007, we had no liability for unrecognized tax benefits related to various federal and state income tax matters. There has been no change in this amount during the period ended September 30, 2007. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. Future changes in unrecognized tax benefits will have no impact on the effective tax rate to the extent we maintain a full valuation allowance.

Our tax returns since inception are currently subject to audit by the Internal Revenue Service. We and our sole subsidiary’s Massachusetts state income tax returns are also subject to audit for the years ended December 31, 2003 through 2006. As of January 1, 2007 and September 30, 2007 we had no accrued interest or penalties related to uncertain tax positions. We will account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

8.	STOCK-BASED COMPENSATION

The following table represents stock-based compensation expense included in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30:

	Three Months		Nine Months
	2007	2006	2007	2006
Research and development	$468	$531	$2,531	$1,217
General, sales and administrative	896	439	2,744	957

Total	$1,364	$970	$5,275	$2,174

The fair value of the stock options granted was estimated on the date of grant using all relevant information, including application of the Black-Scholes option-pricing model. When applying the Black-Scholes option-pricing model to compute stock-based compensation, we assumed the following for the three and nine months ended September 30:

	Three Months		Nine Months
	2007	2006	2007	2006
Risk-free interest rate	4.3% to 4.9%	4.7% to 5.1%	4.3% to 5.0%	4.4% to 5.1%
Expected average option life	6.25 years	6.25 years	6.25 years	6.25 years
Dividends	None	None	None	None
Volatility	75%	75%	75%	75%
The expected average option life assumption is based upon the simplified or “plain-vanilla” method, provided under SAB 107, which averages the contractual term of our options (10 years) with the vesting term (four years) taking into consideration multiple vesting tranches. The use of the plain-vanilla method is permitted for all options granted prior to or on December 31, 2007. To determine an appropriate volatility factor, we reviewed volatility factors being used by a group of peer companies, and selected a volatility factor consistent with those used by this group of peers. We have continued to utilize this methodology for the three and nine months ended September 30, 2007 due to the short length of time our common stock has been publicly traded.

We operate the 2002 Employee, Director, and Consultant Stock Option Plan (the “2002 Plan”), which replaced the 1993 Stock Option Plan (the “1993 Plan”) on February 7, 2002. In January 2007, under the “evergreen” provision of the Plan, an additional 908,051 shares were made available for future grant under the 2002 Plan. Options and awards granted prior to January 25, 2006 are generally exercisable immediately, but the shares purchased are subject to restriction on transfer until vested. At September 30, 2007, no such shares were outstanding. Under the 1993 and 2002 Plans, the total number of shares issuable upon exercise of outstanding stock options or available for future grant to employees, directors and consultants at September 30, 2007 was 4,497,957 shares.

A summary of the stock option activity under the 1993 Plan and 2002 Plan for the nine months ended September 30, 2007 is as follows:

		Weighted	Weighed
		Average	Average Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Balance—December 31, 2006 (1,340,642 options vested)	3,544,138	$9.34
Granted	1,007,201	14.06
Exercise	(263,830)	4.23
Canceled	(369,142)	13.27

Options outstanding—September 30, 2007	3,918,367	$10.53	8.0	$11,338	*

Options exercisable—September 30, 2007	2,432,950	$7.15	7.2	$11,338	*

Options vested—September 30, 2007	1,755,069	$7.71	7.1	$7,930	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The closing price of our common stock was $10.49 at September 30, 2007.
9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2007	2006
Accounts payable	$2,537	$2,624
Accrued compensation	1,992	1,479
Accrued professional fees	192	544
Accrued research and development	4,901	1,326
Other accrued expenses	610	737

Total	$10,232	$6,710

10.	NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2007, the EITF published Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Under EITF 07-3, these payments made by an entity to third parties should be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective on a prospective basis for the reporting period beginning January 1, 2008. We are evaluating the impact of adoption of this new standard on our financial position and results of operations.

11.	SUBSEQUENT EVENT

On October 29, 2007, we entered into two ten year leases with 610 Lincoln LLC and 275 Wyman LLC for new laboratory and office facilities at the Hobbs Brook Office Park located at 610 Lincoln Street North and 333 Wyman Street, respectively, in Waltham, MA. The lease terms commence upon the completion of facility construction and improvements by each landlord, and the commencement date is estimated to be April 1, 2008. Our initial annual fixed rent payments for the two leases will be approximately $4,632. In addition, the landlords of the two properties have agreed to provide improvement and space planning allowances of approximately $3,051.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are a biopharmaceutical company focused on the development and commercialization of oral and injectable protein therapeutics for gastrointestinal and metabolic disorders, with three product candidates in clinical development. We are using our proprietary protein crystallization technology to develop protein therapies, which we believe will have significant advantages over existing products and will address unmet medical needs. Our product candidates are designed to either increase the amount of a protein that is in short supply in the body or degrade and remove toxic metabolites from the blood stream. Our three most advanced product candidates are: TrizytekTM [porcine-free enzymes] (formerly ALTU-135), for which we initiated a Phase III clinical trial in cystic fibrosis patients for the treatment of malabsorption due to exocrine pancreatic insufficiency in May 2007; ALTU-238, for which we have completed a Phase II clinical trial in adults for the treatment of growth hormone deficiency; and ALTU-237, for which we initiated a Phase I clinical trial for the treatment of primary hyperoxaluria and enteric hyperoxaluria in August 2007. We also have a pipeline of other product candidates in preclinical research and development. We have generated significant losses as we have advanced our lead product candidates into clinical development and expect to continue to generate losses as Trizytek, ALTU-238 and ALTU-237 move into later stages of clinical development. As of September 30, 2007, we had an accumulated deficit of $244.5 million.
     On January 31, 2006, we completed an initial public offering of 8,050,000 shares of common stock at a price of $15.00 per share. Net proceeds to us from the offering were approximately $110.2 million, net of underwriting discounts, commissions and offering expenses.
     On April 24, 2007, we completed a common stock offering in which we sold 6,000,000 shares of common stock at a price of $14.75 per share. Net proceeds from the offering were approximately $82.7 million, net of underwriting discounts, commissions and offering expenses. On April 30, 2007, the underwriters purchased an additional 518,830 shares of common stock at a price of $14.75 per share for additional net proceeds of approximately $7.2 million, after underwriting discounts and commissions, to cover over-allotments.
Financial Operations Overview
     Contract Revenue. Our contract revenue consists of amounts earned under collaborative research and development agreements relating to Trizytek.
     In February 2001, we entered into a strategic alliance agreement with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFTI”) to collaborate on the development of Trizytek and specified derivatives of Trizytek in North America for the treatment of malabsorption due to exocrine pancreatic insufficiency in patients with cystic fibrosis and other indications. The agreement, in general terms, provides us with funding from CFFTI for a portion of the development costs of Trizytek upon the achievement of specified development milestones, up to a total of $25.0 million, in return for specified payment obligations and our obligation to use good faith reasonable efforts to develop and bring Trizytek to market in North America. As of September 30, 2007, we had received a total of $18.4 million of the $25.0 million available under the CFFTI agreement and recognized cumulative revenue of $13.5 million. Under the terms of the agreement, we may receive an additional milestone payment of $6.6 million, less an amount determined by when we achieve the milestone.
     In December 2002, we entered into a development, commercialization and marketing agreement with Dr. Falk Pharma GmbH (“Dr. Falk”), for the development by us of Trizytek and the commercialization by Dr. Falk of Trizytek, if approved, in Europe, the countries of the former Soviet Union, Israel and Egypt. Under the agreement, we granted Dr. Falk an exclusive, sublicensable license under specified patents to commercialize Trizytek for the treatment of symptoms caused by exocrine pancreatic insufficiency, which we refer to as the European marketing rights. We received upfront and milestone payments from Dr. Falk under the agreement totaling €11.0 million, which equated to $12.9 million based on exchange rates in effect at the times we received the milestone payments. Under the terms of the agreement, we could have received additional milestone payments of €15.0 million, as well as royalties on net sales of Trizytek by Dr. Falk. Effective June 6, 2007, Dr. Falk and we agreed to terminate the agreement outside the provisions of the original agreement, and we reacquired Dr. Falk’s rights under the agreement. Dr. Falk and we concluded that continuation of the collaboration was not in the best interest of either party following a series of discussions regarding the future development of Trizytek in Europe. Dr. Falk and we had differing views regarding the optimal development and commercialization path, and ultimately concluded that reacquisition of the development and commercialization rights by us would be in the best interest of both parties. Under the terms of the termination agreement, we agreed to pay Dr. Falk a total of €12.0 million, which equated to $16.1 million based on exchange rates at the time of the termination agreement and reflects the net present value of our cash payment obligations to Dr. Falk in installments through 2010. We will not recognize any further revenue under the agreement and will not receive any further milestone or royalty payments. At the time of the termination agreement, we recorded a net liability of $14.1 million. This amount was expensed in the second quarter of 2007, net of a reversal of $2.7 million of deferred revenue representing the remaining balance associated with the non-refundable upfront and milestone payments received from Dr. Falk.
     In December 2006, we entered into a Collaboration and License Agreement with Genentech, Inc. (“Genentech”) for the development, manufacture and commercialization of ALTU-238. The effective date of the agreement was February 21, 2007, following expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Under the terms of the agreement, we granted Genentech exclusive rights and license to make (and have made), use and import ALTU-238, and to sell ALTU-238 in North America if approved by the Food and Drug Administration (“FDA”). Genentech has the option to expand the agreement to a global agreement. The agreement, in general terms, provides that Genentech will assume full responsibility for the development, manufacture and commercialization of ALTU-238. Under the agreement, we have the option to elect to co-promote ALTU-238 in North America.
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
     We did not recognize any revenue related to upfront and other payments received from Genentech in the nine months ended September 30, 2007 because provisions in the agreement preclude us from concluding that revenue is fixed and determinable. Consequently, we do not expect to be able to record any revenue associated with the Genentech agreement in the foreseeable future, unless we are able to negotiate an amendment to the agreement that specifically addresses our ability to recognize revenue under the agreement.
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
     We initiated our Phase III clinical trial of the capsule form of Trizytek in May 2007. Our current estimate of the total costs we will incur to complete the development of Trizytek and file a New Drug Application (“NDA”) with the FDA is approximately $157.5 million, excluding non-cash compensation expense and depreciation, which represents an increase of approximately $20.0 million over our previous estimate. The increase is primarily due to unexpected increases in the estimated costs of raw materials needed to manufacture Trizytek for NDA approval, the cost of using third-party contract research organizations to conduct Phase III clinical trials, and regulatory costs associated with the filing of an NDA. The possibility exists that we may revise this estimate again in the future. As of September 30, 2007, we had incurred approximately $91.6 million of these total costs.
     We have also completed a Phase II clinical trial of ALTU-238. From January 1, 2003, the date on which we began separately tracking development costs for ALTU-238, through September 30, 2007, we incurred approximately $37.2 million in total development costs for this product candidate. The amount of resources we devote to ALTU-238 in the future is subject to Genentech’s development plan and whether Genentech exercises its option to extend our agreement globally. The parties may agree to have us conduct certain efforts that would be subject to reimbursement by Genentech.
     We initiated a Phase I clinical trial for ALTU-237 in August 2007. From January 1, 2006, the date on which we began separately tracking development costs for ALTU-237, through September 30, 2007, we have incurred approximately $13.4 million in total development costs for this product candidate.
     We expect our research and development costs to increase substantially in the foreseeable future as we advance Trizytek through Phase III trials, perform certain development efforts on ALTU-238 on behalf of Genentech, move ALTU-237 through clinical trials and continue the development of our pre-clinical pipeline.
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
     Reacquisition of European Marketing Rights from Dr. Falk Pharma GmbH. In conjunction with the termination of our collaborative agreement with Dr. Falk in June 2007, we reacquired the European marketing rights for Trizytek in exchange for cash payments totaling €12.0 million, which equated to $16.1 million based on exchange rates at the time of the termination agreement, over a three year period. The net present value of these payments converted to U.S. dollars on the date of the termination of the collaboration and discounted at our incremental borrowing rate of 11.0% was $14.1 million. Due to the uncertainty associated with receiving potential future cash flows from the commercialization of Trizytek under the reacquired European marketing rights, we expensed this cost in the second quarter of 2007. This expense was reduced by the reversal of $2.7 million of deferred revenue, representing the remaining balance associated with the non-refundable upfront and milestone payments received from Dr. Falk, since we no longer have any remaining performance obligations under the original agreement.
     Interest and Other Income (Expense), Net. Interest income consists of interest earned on our cash and cash equivalents and marketable securities. Interest expense consists of interest incurred on capital leases and equipment loans, and amortization of the discount associated with our obligation to Dr. Falk.

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
Critical Accounting Policies and Significant Judgments and Estimates
     A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. See the discussion of our significant accounting policies in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K/A for additional information regarding our critical accounting policies.
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
     When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue related to upfront license and other payments will be recognized. Revenue is only recognized to the extent it is fixed and determinable and is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned as of the period end date.

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
     Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. We reassess our estimates quarterly and make judgments based on the best information available. Estimates may change in the future based on changes in facts and circumstances, resulting in a change in the amount of revenue recognized in future periods. The possibility exists that revenue may increase or decrease in future periods as estimated costs of the underlying program increase or decrease or as exchange rates impact the value of foreign currency denominated collaborations, without additional cash inflows from the collaborative partner.
     We use the proportional performance method of revenue recognition for our collaborations for the development of Trizytek. During the three months ended September 30, 2007, we reviewed and increased the estimate of total costs to develop Trizytek from $137.5 million to $157.5 million. During the three months ended September 30, 2006, we made a similar change in estimate for the total costs to develop Trizytek. We evaluate our estimates to develop Trizytek on an ongoing basis and derive our estimates based upon historical experiences and other assumptions that are believed to be reasonable at each reporting period. Actual results could differ from those estimated and could result in fluctuations in our revenues.
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
Results of Operations
Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006
Contract Revenue

	Three Months Ended
	September 30,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)
Contract revenue	$(619)	$(1,955)	$1,336	N/A

	Nine Months Ended
	September 30,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)
Contract revenue	$1,716	$3,967	$(2,251)	(57%	)
     Contract revenue consists of revenue earned in connection with our development of Trizytek. Contract revenue was negative $619 and negative $1,955 for the three months ended September 30, 2007 and 2006, respectively as a result of upward adjustments in our total estimated development costs of Trizytek which, under the proportional performance revenue recognition method necessitated a $2.0 million negative revenue adjustment at September 30, 2007 and a $3.7 million negative revenue adjustment at September 30, 2006.
     For the three months ended September 30, 2007 and 2006, the aforementioned unfavorable “catch-up” adjustments were partially offset by $1.3 million and $0.8 million of contract revenue associated with the CFFTI collaboration during each period. For the nine months ended September 30, 2007 and 2006, CFFTI collaboration revenue based on Trizytek development activities was $3.7 million and $3.6 million, respectively, and was partially offset by the aforementioned catch-up adjustments. Costs related to the development of Trizytek increased for the three and nine months ended September 30, 2007 as compared to the same periods in 2006, resulting in a positive impact on our contract revenue for both the three and nine months ended September 30, 2007 as compared to the same periods in 2006.
     Also impacting the comparison of revenue for the three and nine months ended September 30, 2007 was the lack of Dr. Falk revenue recorded in 2007. In the first quarter of 2007, we deferred recognizing revenue under our collaborative agreement with Dr. Falk in connection with our discussions with Dr. Falk regarding our business arrangement and the future development of Trizytek. On June 6, 2007, Dr. Falk and we terminated our collaborative agreement, and our remaining performance obligations under the agreement ceased. We recorded no revenue from Dr. Falk in 2007, compared to revenue of $0.9 million and $4.1 million for the three and nine months ended September 30, 2006, respectively, prior to any net negative adjustment for the development of Trizytek.
Research and Development

	Three Months Ended
	September 30,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)
Trizytek	$10,769	$4,123	$6,646	161%
ALTU-238	3,958	3,000	958	32%
ALTU-237	1,547	2,021	(474)	(23%)
Other research and development	1,917	1,223	694	57%
Stock-based compensation	468	531	(63)	(12%)

Total research and development	$18,659	$10,898	$7,761	71%

	Nine Months Ended
	September 30,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)
Trizytek	$24,575	$18,246	$6,329	35%
ALTU-238	10,623	10,728	(105)	(1%)
ALTU-237	6,558	4,047	2,511	62%
Other research and development	5,170	3,763	1,407	37%
Stock-based compensation	2,532	1,217	1,315	108%

Total research and development	$49,458	$38,001	$11,457	30%

     Research and development expense for the three months ended September 30, 2007 increased over the same period in 2006 primarily due to increased manufacturing related costs for Trizytek and ALTU-238, increased clinical costs for Trizytek related to our ongoing Phase III efficacy and safety trials, and increased research and development spending on our early stage pre-clinical projects. The increase was partially offset by decreased costs related to ALTU-237. During the three months ended September 30, 2006, we incurred significant pre-clinical costs associated with ALTU-237 as we moved this product candidate closer to filing an Investigational New Drug (“IND”) application. Costs associated with ALTU-237 for the three months ended September 30, 2007 primarily related to the Phase I clinical trial that began in August 2007.
     Research and development expense for the nine months ended September 30, 2007 increased over the same period in 2006 primarily due to the increased manufacturing and clinical costs associated with Trizytek, increased IND and clinical related costs for ALTU-237 due to our IND filing during the second quarter of 2007 and initiation of a Phase I clinical trial in August 2007, and increased research and development spending on our early stage, pre-clinical projects. Included in the development costs for Trizytek in the nine months ended September 30, 2006 is $6.4 million of payments made in the second quarter of 2006 related to initial equipment funding payments and start-up costs for the manufacture of commercial supply of Trizytek by Lonza. Our future level of spending on ALTU-238 will depend on Genentech’s final development plan, whether Genentech exercises its option to extend our agreement globally, and the level of support we jointly agree to supply. Under the collaboration agreement, Genentech has agreed to reimburse us for various development and manufacturing activities performed by us on Genentech’s behalf.
     In addition, we recognized increased stock-based compensation expense during the nine months ended September 30, 2007 as compared to the same period in 2006 primarily due to an increase in the number of our research and development employees. Our headcount in the research and development area increased to 109 full-time employees as of September 30, 2007 from 98 as of September 30, 2006.

General, Sales and Administrative

	Three Months Ended
	September 30,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)
Personnel	$1,808	$1,313	$495	38%
Legal services	262	856	(594)	(69%)
General insurance	218	203	15	7%
Market research and related costs	164	175	(11)	(6%)
Consulting and professional services	307	645	(338)	(52%)
Stock-based compensation	896	439	457	104%
Other general and administrative	786	540	246	46%

Total general, sales and administrative	$4,441	$4,171	$270	6%

	Nine Months Ended
	September 30,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)
Personnel	$5,191	$3,856	$1,335	35%
Legal services	882	1,438	(556)	(39%)
General insurance	586	607	(21)	(3%)
Market research and related costs	447	1,047	(600)	(57%)
Consulting and professional services	1,386	1,414	(28)	(2%)
Stock-based compensation	2,744	957	1,787	187%
Other general and administrative	1,921	1,289	632	49%

Total general, sales and administrative	$13,157	$10,608	$2,549	24%

     General, sales and administrative costs for the three and nine months ended September 30, 2007 increased from the same period in 2006. The increase for the periods ended September 30, 2007 is primarily due to increased personnel and stock-based compensation costs as compared to the same periods in 2006. The cost increases reflect our continued investment in the infrastructure necessary to support the needs of being a public company. As a result of the increased headcount as compared to 2006, as well as an increase in the number of options granted, our stock-based compensation expense has increased significantly. Partially offsetting these increases was a reduction in legal services, market research and related costs, and consulting and professional services in the three and nine months ended September 30, 2007 as compared to the same periods during 2006. During the three and nine months ended September 30, 2006, we incurred significant outside legal costs related to corporate legal services and the negotiation of major licensing and contract manufacturing agreements, as well as substantial market research costs and consulting services in connection with the initial preparations for our commercialization of Trizytek, with correspondingly fewer costs during the three and nine months ended September 30, 2007. Our general, sales and administrative headcount increased to 35 at September 30, 2007 from 25 at September 30, 2006. Included in the general, sales and administrative headcount at September 30, 2007 is one new executive officer who joined us after September 30, 2006.
Reacquisition of European Marketing Rights from Dr. Falk Pharma GmbH.
     Reacquisition of European marketing rights from Dr. Falk reflect the net cost associated with the termination of our collaborative agreement with Dr. Falk on June 6, 2007 and our reacquisition of Dr. Falk’s European marketing rights to Trizytek . The net present value of payments due by us to Dr. Falk over a three year period as part of the termination agreement was $14.1 million and was fully expensed on the termination date based on the uncertainty of receiving future cash flows as part of the reacquired European marketing rights. This amount was partially offset by the reversal of $2.7 million of deferred revenue, representing the remaining unrecognized portion of non-refundable upfront and milestone payments received from Dr. Falk, since we no longer have any remaining performance obligations under the original agreement.
Other Income (Expense) — Net

	Three Months Ended
	September 30,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)
Interest income	$2,137	$1,337	$800	60%
Interest expense	(358)	(165)	(193)	117%
Foreign currency loss	(555)	—	(555)	N/A

Total other income (expense) - net	$1,224	$1,172	$52	4%

	Nine Months Ended
	September 30,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)
Interest income	$5,083	$3,877	$1,206	31%
Interest expense	(811)	(533)	(278)	52%
Foreign currency loss	(578)	—	(578)	N/A

Total other income (expense) - net	$3,694	$3,344	$350	10%

     Interest income and interest expense for the three and nine months ended September 30, 2007 increased as compared to the same periods in 2006. As a result of our common stock offering completed in April 2007, we had higher average cash balances for the three and nine months ended September 30, 2007 as compared to the same periods of 2006, resulting in higher interest income. In addition, interest income was favorably impacted by slightly higher interest rates in the 2007 periods as compared to the same periods in 2006. Included in interest expense for the three and nine months ended September 30, 2007 was amortization of the discount associated with the termination of the Dr. Falk agreement from June 2007 through September 30, 2007 of $0.2 million and $0.3 million, respectively. This was partially offset by a lower interest expense associated with our long-term debt resulting from lower average debt balances for the three and nine months ended September 30, 2007 as compared to the same periods in 2006. Foreign currency exchange loss for the three and nine months ended September 30, 2007 relates to a foreign currency exchange adjustment relating to our obligation to Dr. Falk, which is denominated in Euros. We had no foreign currency exchange gains or losses during the same periods of 2006.
Preferred Stock Dividends and Accretion

	Three Months Ended
	September 30,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)
Preferred stock dividends and accretion	$(56)	$(100)	$44	(44%)

	Nine Months Ended
	September 30,		Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)
Preferred stock dividends and accretion	$(169)	$(1,186)	$1,017	(86%)
     Preferred stock dividends and accretion for the three and nine months ended September 30, 2007 decreased from the same periods in the previous year due to the automatic conversion of all shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock into common stock in connection with the initial public offering in January 2006. The preferred stock dividends and accretion for the three and nine months ended September 30, 2007 relate entirely to dividends on our redeemable preferred stock, which remains outstanding at September 30, 2007.
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
     From September 2001 until the time of the initial public offering, we funded our activities primarily with issuances of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and redeemable preferred stock. At September 30, 2007, only the redeemable preferred stock remains outstanding, which is not convertible into common stock, and is redeemable, at the holder’s option, on or after December 31, 2010, or by us at our option at any time. The liquidation preference of the redeemable preferred stock at September 30, 2007 was $6.5 million and includes accrued but unpaid dividends on the redeemable preferred stock of $2.0 million. Assuming we do not exercise our right to repurchase the redeemable preferred stock before December 31, 2010, the accrued and unpaid dividends at that date will be $2.7 million.
     As of September 30, 2007, we had received $18.4 million from our collaborative agreement with CFFTI and are entitled to receive up to $6.6 million of future milestone payments under the agreement if a development milestone is met.
     In December 2006, we entered into a collaboration agreement with Genentech for the development, manufacture and commercialization of ALTU-238 in North America. Pursuant to this agreement, we received a $15 million upfront license payment in March 2007, with the potential for us to receive additional payments of approximately $148 million based upon the successful completion of development and commercialization milestones. We also received $15 million from Genentech from the sale of 794,575 shares of our common stock to Genentech and $0.8 million from Genentech for reimbursement of development costs incurred since the date of the collaboration agreement. Under the collaboration agreement, Genentech has agreed to reimburse us for various development and manufacturing activities performed by us on Genentech’s behalf. In addition, if we exercise our option to co-promote ALTU-238 in North America, Genentech has agreed to pay us for our co-promotion efforts for a limited period of time. In addition, if Genentech exercises its global option, we could potentially receive additional payments of more than $110 million, comprised of additional upfront and milestone payments. Genentech has agreed to pay us royalties on net sales of ALTU-238.

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
     Effective June 6, 2007, Dr. Falk and we agreed to terminate our collaborative agreement, and we reacquired Dr. Falk’s European marketing rights under the agreement. Under the terms of the termination agreement, we agreed to make cash payments to Dr. Falk totaling €12.0 million, payable as follows: €5.0 million that was paid in July 2007 and equated to $6.7 million based on foreign currency exchange rates at the time of payment, €2.0 million on each of June 7, 2008 and 2009 and €3.0 million on June 6, 2010. Both parties were absolved from any further performance obligations under the original contract.
Summary Cash Flow Information

	September 30,	December 31,	Increase (Decrease)
	2007	2006	$	%
	(dollars in thousands)
Cash, cash equivalents and marketable securities	$152,233	$85,914	$66,319	77%
Working capital	135,528	71,307	64,221	90%

	Nine Months Ended
	September 30,
	2007	2006
	(dollars in thousands)
Cash flows from:
Operating activities	$(29,603)	$(40,659)
Investing activities	(5,292)	(37,914)
Financing activities	97,835	109,931
     Cash flow from operating activities. Since our inception, we have generated significant losses while advancing our product candidates into preclinical and clinical trials. Accordingly, we have historically used cash in our operating activities. During the nine months ended September 30, 2007 and 2006, our operating activities used $29.6 million and $40.7 million, respectively. The use of cash, which is primarily a result of expenditures associated with our research and development activities and amounts incurred to develop and maintain our administrative infrastructure, was partially offset in 2007 by the $15.8 million received from Genentech under our collaboration agreement for the upfront license payment and reimbursement for development costs incurred.
     Cash flow from investing activities. Net cash used by investing activities was $5.3 million for the nine months ended September 30, 2007, reflecting $41.9 million to purchase marketable securities and $2.0 million for capital expenditures, partially offset by $38.6 million of proceeds from the maturities of marketable securities. During the same period in 2006, investing activities used $37.9 million, reflecting $202.5 million of purchases of marketable securities and $1.7 million for capital expenditures, partially offset by $166.2 million of proceeds from the maturities of marketable securities. We expect capital expenditures to be between $4.0 million and $6.0 million for the full year 2007.

     Our funds at September 30, 2007 were invested in investment grade securities and money market funds. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our constant evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs.
     Cash flow from financing activities. For the nine months ended September 30, 2007, our financing activities provided $97.8 million, primarily reflecting net proceeds of $89.9 million from the issuance of common stock in April 2007 and the $15.0 million equity investment by Genentech. In addition, we received $1.2 million in proceeds from the exercise of common stock options and warrants, and made repayments of long-term debt principal of $1.6 million and $6.7 million of repayments to Dr. Falk. For the nine months ended September 30, 2006, our financing activities provided $109.9 million, primarily reflecting the net proceeds of $110.2 million from our initial public offering in January 2006, as well as proceeds from the exercise of common stock options and warrants of $1.5 million, partially offset by repayments of long-term debt principal of $1.8 million.
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
Funding Requirements
     We anticipate that our current cash, cash equivalents and marketable securities together with our expected cash inflow from collaborative agreements will be sufficient to fund our operations through the first half of 2009. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.
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
     Our funding requirements will depend on numerous factors, including:
▪	the progress and results of our toxicology studies and Phase III clinical efficacy trial and long-term safety study for Trizytek and any other trials we may initiate based on the results of these trials or additional discussions with regulatory authorities;

▪	the results of the planned clinical trials for ALTU-238 that Genentech or we may initiate;

▪	the progress and results of Phase I clinical trial for ALTU-237 and any other trials we may initiate based on the results of this trial or additional discussions with regulatory authorities;

▪	the timing, progress and results of ongoing manufacturing development work for Trizytek, ALTU-238 and ALTU-237;

▪	the results of our preclinical studies and testing for our earlier stage research products and product candidates, and any decisions to initiate clinical trials if supported by the preclinical results;

▪	the costs, timing and outcome of regulatory review of our product candidates in clinical development, and any of our preclinical product candidates that progress to clinical trials;

▪	the costs of establishing commercial operations, including sales and marketing functions, should any of our product candidates approach marketing approval and/or be approved, and of establishing commercial manufacturing and distribution arrangements;

▪	the outcome of the decision by Genentech as to whether to exercise its option to expand our collaboration agreement for ALTU-238 outside North America;

▪	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents, ensuring freedom to operate under any third party intellectual property rights, and defending intellectual property-related claims;

▪	our ability to establish and maintain collaborative arrangements and obtain milestone, royalty and other payments from collaborators; and

▪	the extent to which we acquire or invest in new businesses, products or technologies.
          We do not expect to generate significant revenues, other than payments that we receive from our current collaborators or other similar collaborations we may enter into in the future, unless and until we successfully obtain marketing approval for, and begin selling one or more of our product candidates.
     We believe the key factors that will continue to affect our internal and external sources of cash are:
▪	our ability to successfully develop, manufacture, obtain regulatory approval for and commercialize Trizytek;

▪	the success of the Genentech collaboration for ALTU-238;

▪	the success of our development program for ALTU-237 and our preclinical programs;

▪	our ability to enter into strategic collaborations with corporate collaborators and the success of such collaborations; and

▪	the receptivity of the capital markets to financings of biotechnology companies.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash, cash equivalents and marketable securities are invested with highly-rated financial institutions in North America with the primary objective of preservation of principal and minimum risk. When purchased, the investments generally have a maturity of less than 18 months. Some of the securities we invest in are subject to interest rate risk and will decline in value if market interest rates increase. To minimize the risk associated with changing interest rates, we invest primarily in money market funds, bank certificates of deposit, United States government securities and investment-grade commercial paper and corporate notes that can be held to their maturity date. All of our investments at September 30, 2007 met these criteria. We had net unrealized gains of $130,000 on our investments at September 30, 2007. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.
     Our total debt at September 30, 2007 was $3.4 million, representing equipment loans. All equipment loans carried fixed rates of interest established at the time of borrowing. Accordingly, our future interest costs relating to such borrowing are not subject to fluctuations in market interest rates.
     Our assets are principally located in the United States and a majority of our historical revenues and operating expenses are denominated in United States dollars. Our payments to Dr. Falk for the repurchase of the European marketing rights of Trizytek are denominated in Euros, and the gross amount of that liability at September 30, 2007 is €7.0 million. In addition, some purchases of raw materials and contract manufacturing services are also denominated in foreign currencies. Accordingly, we are subject to market risk with respect to foreign currency-denominated expenses. We recognized a foreign currency exchange loss of $0.6 million in the three and nine months ended September 30, 2007. We had no foreign currency exchange gains or losses in the three or nine months ended September 30, 2006. We may engage in additional collaborations with international partners. When Trizytek or any other future drug candidates reach commercialization outside of the United States, if at all, or we enter into additional collaborations with international partners providing for foreign currency-denominated revenues and expenses, we may be subject to significant foreign currency and market risk.
ITEM 4T. CONTROLS AND PROCEDURES
  Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation by our management, our CEO and CFO concluded that, as of September 30, 2007, our disclosure controls and procedures were: (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC, rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosures.
  Changes in Internal Control
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We will require substantial future capital in order to continue to complete clinical development and commercialize our clinical-stage product candidates, TrizytekTM [porcine-free enzymes] (formerly ALTU-135), ALTU-238 and ALTU-237 and to conduct the research and development and clinical and regulatory activities necessary to bring our other product candidates into clinical development. Our future capital requirements will depend on many factors, including:
•	the progress and results of our toxicology studies and Phase III clinical efficacy trial and long-term safety study for Trizytek and any other trials we may initiate based on the results of these trials or additional discussions with regulatory authorities;

•	the results of the planned clinical trials for ALTU-238 that Genentech or we may initiate;

•	the progress and results of Phase I clinical trial for ALTU-237 and any other trials we may initiate based on the results of this trial or additional discussions with regulatory authorities;

•	the timing, progress and results of ongoing manufacturing development work for Trizytek, ALTU-238 and ALTU-237;

•	the results of our preclinical studies and testing for our earlier stage research products and product candidates, and any decisions to initiate clinical trials if supported by the preclinical results;

•	the costs, timing and outcome of regulatory review of our product candidates in clinical development, and any of our preclinical product candidates that progress to clinical trials;

•	the costs of establishing commercial operations, including sales and marketing functions,

should any of our product candidates approach marketing approval and/or be approved, and of establishing commercial manufacturing and distribution arrangements;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents, ensuring freedom to operate under any third party intellectual property rights, and defending intellectual property-related claims;

•	our ability to establish and maintain collaborative or other financing arrangements and obtain milestone, royalty and other payments from collaborators or third parties; and

•	the extent to which we acquire or invest in new businesses, products or technologies.
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
     If we receive FDA approval for Trizytek or related products, we must pay one of our collaborators, CFFTI, an amount equal to CFFTI’s aggregate funding to us plus interest, up to a maximum of $40.0 million, less the fair market value of the shares of common stock underlying the warrants we issued to CFFTI. This amount, together with accrued interest, will be due in four annual installments, commencing 30 days after the approval date. We will also be required to pay an additional $1.5 million to CFFTI within 30 days after the approval date. These initial payments to CFFTI, if we receive FDA approval of Trizytek, will be due before we receive revenue from any commercial sales of the product, which could require us to raise additional funds or make it difficult for us to make the payments in a timely manner. In addition, if Vertex, the holder of our redeemable preferred stock, elects to redeem those shares on or after December 31, 2010, we will be required to pay an aggregate of $7.2 million plus dividends accrued after that date. We may require additional funding to make any such payments. Funds for these purposes may not be available to us on acceptable terms, or at all.

     We have a history of net losses, which we expect to continue for at least several years and, as a result, we are unable to predict the extent of any future losses or when, if ever, we will achieve, or be able to maintain, profitability.
     We have incurred significant losses since 1999, when we were reorganized as a company independent from Vertex. At September 30, 2007, our accumulated deficit was $244.5 million and we expect to continue to incur losses for at least the next several years. We have only been able to generate limited amounts of revenue from license and milestone payments under our collaboration agreements, and payments for funded research and development, as well as from products we no longer sell. We expect that our annual operating losses will continue to increase over the next several years as we expand our research, development and commercialization efforts.
     We must generate significant revenue to achieve and maintain profitability. All of our product candidates are still in early-to-late stages of development. Even if we succeed in developing and commercializing one or more of our product candidates, we may not be able to generate sufficient revenue or achieve or maintain profitability. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.
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
•	Trizytek. If approved, Trizytek, the product candidate we are developing for the treatment of malabsorption due to exocrine pancreatic insufficiency, will compete with currently marketed porcine-derived pancreatic enzyme replacement therapies from companies such as Axcan Pharma, Johnson & Johnson, and Solvay Pharmaceuticals, as well as from generic drug manufacturers such as KV Pharmaceutical and IMPAX Laboratories. In addition, we understand that Axcan Pharma, Biovitrum, Eurand, Meristem Therapeutics, and Solvay Pharmaceuticals have product candidates in development, some more advanced than Trizytek, that could compete with Trizytek. For example, Axcan Pharma and Eurand have each initiated the submission of their rolling NDAs for their respective pancrealipase products.

•	ALTU-238. If approved, ALTU-238, the product candidate we are developing as a once-weekly treatment for human growth hormone, or hGH deficiency and related disorders in collaboration with Genentech, will compete with existing approved hGH therapies from companies such as BioPartners, Eli Lilly, Genentech, Merck Serono, Novo Nordisk, Pfizer, Sandoz, and Teva Pharmaceutical Industries. In addition, we understand that ALTU-238 may compete with product candidates in clinical development from some of these companies and others, including LG Life Sciences, which is developing a long-acting hGH therapy based on an encapsulated microparticle technology.

•	ALTU-237. If approved, ALTU-237, the product candidate we are developing for the treatment of hyperoxalurias, may compete with product candidates in development at companies such as Amsterdam Molecular Therapeutics, Medix, NephroGenex, and OxThera.
     Existing products to treat exocrine pancreatic insufficiency have been marketed in the United States since before the passage of the Federal Food, Drug, and Cosmetic Act, or FDCA, in 1938 and are currently marketed without FDA-approved NDAs. In 1995, the FDA issued a final rule requiring that these pancreatic enzyme products be marketed by prescription only, and in April 2004, the FDA issued a notice that manufacturers of these products will be subject to regulatory action if they do not obtain approved NDAs for their products by April 28, 2008. On October 26, 2007, the FDA provided additional notice to manufacturers of pancreatic enzyme products announcing that it has extended the required approval date for unapproved pancreatic enzyme products to April 28, 2010 as long as the manufacturers have INDs on active status on or before April 28, 2008 and have submitted NDAs on or before April 28, 2009. Despite the FDA’s announced position, the agency may not pursue regulatory action against these companies if they fail to meet the 2008 deadline because there are currently no other products on the market for the treatment of exocrine pancreatic insufficiency. The level of competition that Trizytek, if approved, will face from these products in the United States will depend on whether the manufacturers of these products obtain approved NDAs by the deadline set by the FDA and, if they are unable to do so, whether the FDA takes regulatory action against these manufacturers and the nature of any such action. The nature of the competition that Trizytek, if approved, faces from existing pancreatic enzyme products could affect the market acceptance of Trizytek or require us to lower the price of Trizytek, which would negatively impact our margins and our ability to achieve profitability.
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
     For example, we have entered into a collaboration agreement with CFFTI under which we have received significant funding for the development of Trizytek. We are also eligible to receive an additional payment if we achieve a specified milestone under the agreement. Additionally, the collaboration provides us with access to the Cystic Fibrosis Foundation’s network of medical providers, patients, researchers and others involved in the care and treatment of cystic fibrosis patients. Our agreement with CFFTI provides for an exclusive license from us to CFFTI, and an exclusive sublicense back with a right to further sublicense from CFFTI, of intellectual property rights covering the development and commercialization of Trizytek in North America. The agreement with CFFTI requires us to use commercially reasonable efforts to develop and commercialize Trizytek in North America for the treatment of malabsorption due to exocrine pancreatic insufficiency in patients with cystic fibrosis and other indications. We are also required to meet specified milestones under the agreement by agreed upon dates. If we are unable to satisfy our obligations under the agreement, we may lose further funding under the agreement and lose our exclusive sublicense to Trizytek in North America, which will materially harm our business.
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
     We entered into a collaboration and license agreement with Genentech, which became effective on February 21, 2007, related to the development and commercialization of ALTU-238 for the treatment of human growth hormone deficiency. We are substantially dependent on Genentech for the success of ALTU-238. We do not have a long history of working with Genentech and cannot predict the success of the collaboration. Genentech will have control over the conduct and timing of development efforts with respect to ALTU-238. Although we have had discussions with Genentech regarding its current plans and intentions with regard to the clinical development of ALTU-238, the development plan has not yet been finalized. Genentech may also revise its stated plan for ALTU-238, which could result in delays in the clinical development of ALTU-238. Genentech’s failure to devote sufficient financial and other resources to the development plan may result in delayed or unsuccessful development of ALTU-238, which could lead to the non-payment or delay in payment of milestones under our agreement with Genentech and may preclude or delay commercialization of ALTU-238 and any royalties we could receive on commercial sales. Because the license we granted to Genentech is exclusive, our business will be harmed if Genentech does not commercialize ALTU-238 successfully or on a timely basis.

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

     We have invested a significant portion of our time and financial resources to date in the development of oral and injectable crystallized protein therapies, including Trizytek, ALTU-238, and ALTU-237, for the treatment of gastrointestinal and metabolic disorders. Our ability and the ability of our collaborative partners to develop and commercialize our product candidates successfully, and therefore our ability to generate revenues, will depend on numerous factors, including:
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
     If we are not successful in commercializing Trizytek, ALTU-238 or ALTU-237, or are significantly delayed in doing so, our business will be materially harmed.
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
     We have not yet completed Phase III clinical trials for any of our product candidates in clinical development, and we have not advanced, and may never advance, any of our preclinical product candidates into clinical trials. We have completed a Phase II clinical trial for the capsule form of Trizytek and initiated a Phase III clinical trial in May 2007. In order for Trizytek to be approved by the FDA, we will be required to demonstrate in the Phase III clinical trial, to a statistically significant degree, that Trizytek improves absorption of fat in patients suffering from malabsorption as a result of exocrine pancreatic insufficiency. We will also be required to demonstrate the safety of Trizytek in a long-term study. However, we may not be successful in meeting the primary or secondary endpoints for the Phase III clinical trial or the goal of the long-term safety study. The possibility exists that even if these trials are successful, we may still be required or may determine it is desirable to perform additional studies for approval or in order to achieve a broad indication for the labeling of the drug. In addition, we will need to complete specified toxicology studies in animals before submitting an NDA, and the results of those studies may not demonstrate sufficient safety.
     The ability to continue to recruit and enroll patients in our Phase III clinical trial and our safety study for Trizytek depends on the availability and willingness of patients to participate in experimental research, the conduct of recruitment activities that respect human subject protection, and recommendations by physicians to their patients to participate in our clinical trials. We have limited experience from conducting earlier stage clinical trials, and we are still developing our capabilities to conduct Phase III clinical trials, which usually involve a larger number of patients. In addition, in the execution of any Phase III clinical trial, we intend to rely in part on third party contractors to assist with these activities. The design of our Phase III clinical trial for Trizytek includes two in-hospital participation periods as well as one off-enzyme period for all patients and an additional off-enzyme period for half of the patients, which may make it difficult to enroll patients and, if enrolled, may cause them to drop out of the trial. In-hospital periods can be inconvenient, and off-enzyme periods can be uncomfortable for these patients. Any predictions about the timing of enrollment or the completion of clinical trials are subject to the risks inherent in these activities.
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
     In August 2007, we initiated our first Phase I human clinical trial of ALTU-237, and its safety and efficacy have yet to be determined.
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
     In connection with our completed Phase II clinical trial of Trizytek, there was one serious adverse event considered by an investigator in our clinical trials as probably or possibly related to treatment with that product candidate. As the size of our clinical trials increase or the medical conditions of the population in which we are testing our products vary, the potential for serious or other adverse events related or unrelated to our product candidates could be expected to vary and possibly increase.
     The one serious adverse event in our Phase II clinical trial of Trizytek involved a subject in the lowest dose group who developed distal intestinal obstructive syndrome, or DIOS, which resolved itself without further complications. DIOS is a condition that is unique to cystic fibrosis and occurs due to the accumulation of viscous mucous and fecal material in the colon. According to a 1987 study, DIOS is relatively common in cystic fibrosis patients, occurring in about 16% of those patients. In our Phase II clinical trial of Trizytek, we also observed elevated levels of liver transaminases, which can be associated with harm to the liver. These elevations were transient and asymptomatic and were not reported as drug-related serious adverse events. Elevation of liver transaminases is common among cystic fibrosis patients. The elevations we observed may or may not have been caused by Trizytek. The increases we observed were not associated with increases in bilirubin, which are typically associated with harm to the liver.
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
     We may encounter problems with our ongoing or planned clinical trials that could cause us or a regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events or factors, including any of the following, could delay the completion of our ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate, including our clinical-stage product candidates:
•	conditions imposed on us by the FDA or any foreign regulatory authority regarding the scope or design of our clinical trials;

•	delays in obtaining, or our inability to obtain or maintain, required approvals from institutional review boards, or IRBs, or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	delays in the completion of manufacturing development work for our product candidates, such as the delays we experienced in 2006 relating to Trizytek and ALTU-238;

•	any dispute that arises under our collaborative agreements or our agreements with third parties;

•	insufficient supply or deficient quality of our product candidates or other materials necessary to conduct our clinical trials;

•	difficulties enrolling subjects in our clinical trials, including, for example, recruiting patients in our Phase III trials for Trizytek, or finding pediatric subjects with hGH deficiency who have not previously received hGH therapy for our pediatric trials of ALTU-238;

•	delays in the clinical development of ALTU-238, which is now controlled by Genentech in North America, and which Genentech has the option to control in the rest of the world;

•	drop-out rates of subjects in our clinical trials;

•	negative or inconclusive results from clinical trials, or results that are inconsistent with earlier results, that necessitate additional clinical studies;

•	serious or unexpected drug-related side effects experienced by subjects in clinical trials; or

•	failure of our third-party contractors or our investigators to comply with regulatory requirements or otherwise meet their contractual obligations to us in a timely manner.
     Our clinical trials and those of our collaborators may not begin as planned, may need to be redesigned, and may not be completed on schedule, if at all. For example, on July 24, 2006, we announced that we expected to perform additional manufacturing development work before initiating the planned Phase III clinical trial of Trizytek in order to ensure a consistent production process for that product candidate. In addition, on that same date, we announced that the schedule for delivery of equipment for the production of ALTU-238 had been delayed due to several changes to the design specifications for that equipment, which would result in a delay in the initiation of planned Phase III trials of ALTU-238. Delays in our clinical trials may result in increased development costs for our product candidates, which could cause our stock price to decline and could limit our ability to obtain additional financing. In addition, if one or more of our clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial advantage, profitability or viability of our product candidates, including our clinical-stage product candidates, could be significantly reduced.
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
     We have limited technical, managerial and financial resources to determine the indications on which we should focus the development efforts related to our product candidates. We may make incorrect determinations. Our decisions to allocate our research, management and financial resources toward particular indications or therapeutic areas for our product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also be incorrect and could cause us to miss valuable opportunities. For example, we will need to allocate our financial, capital and human resources among Trizytek, ALTU-237 and ALTU-238, and other preclinical product candidates. If we invest in the advancement of a candidate which proves not to be viable, we will have fewer resources available for potentially more promising candidates.
     Risks Related to Regulatory Approval of Our Product Candidates and Other Government Regulations
     If our collaborators or we do not obtain required regulatory approvals, we will be unable to commercialize our product candidates, and our ability to generate revenue will be materially impaired.
     Trizytek, ALTU-238, ALTU-237 and any other product candidates we may discover or acquire and seek to commercialize, either alone or in conjunction with a collaborator, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries relating to the testing, manufacture, safety, efficacy, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale and distribution of drugs. In the United States and in many foreign jurisdictions, we must successfully complete rigorous preclinical testing and clinical trials and an extensive regulatory review process before a new drug can be sold. We have not obtained regulatory approval for any product. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays.
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
     We also face challenges arising from the different regulatory requirements imposed by United States and foreign regulators with respect to clinical trials. The EMEA often imposes different requirements than the FDA with respect to the design of a pivotal Phase III clinical trial. For example, we believe that, based on our discussions with the EMEA, a collaborator or we will be required to conduct a trial comparing Trizytek with a currently marketed pancreatic enzyme replacement therapy in order to obtain regulatory approval in the European Union. If a comparator study is undertaken and Trizytek does not demonstrate equivalent efficacy to the comparator product, Trizytek may not obtain regulatory approval; further, if Trizytek does not demonstrate an advantage over the comparator, the commercial profitability and viability of Trizytek could be materially and adversely affected in Europe as well as the United States. These factors could in turn adversely impact the opportunity to enter into a future Trizytek collaboration in Europe.

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
     We currently rely on two contract manufacturers to provide us with Trizytek for our Phase III clinical trial. Amano Enzyme Inc., or Amano, located in Nagoya, Japan, is the sole supplier of the enzymes that comprise the APIs for Trizytek. Patheon Inc., or Patheon, located in Ontario, Canada, is the sole manufacturer of the Trizytek drug product which contains the three APIs. Both Amano and Patheon have only supplied us with materials for our clinical trials and our toxicology studies. In addition, Amano’s manufacturing facility that produces the APIs for Trizytek has not been inspected or approved by the FDA, EMEA or the Japanese Ministry of Health, Labour and Welfare. Pursuant to our agreement with Amano, it has notified us that it will not be the primary manufacturer of the APIs for the initial commercial supply of Trizytek, but it may elect to supply some of the APIs for Trizytek in the future. Any dispute over the terms of, or decisions regarding, our collaboration with Amano or other adverse developments in our relationship with Amano would materially harm our business and might accelerate our need for additional capital.
     We entered into an agreement with Lonza in November 2006 for the commercial scale-up and supply of Trizytek. We are in the process of working with Lonza to transfer from Amano and us the technology required to manufacture the APIs for Trizytek. Switching manufacturers requires the cooperation of Amano, training of personnel, sourcing and quality assurance of key raw materials, and validation of Lonza’s processes. Lonza’s facility has not been inspected or approved by the FDA, the EMEA or other relevant regulatory authorities. Changes in manufacturing processes or procedures, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval from the FDA and satisfaction of comparable foreign requirements. This review may be costly and time-consuming and, if we obtain the required marketing approvals, could delay or prevent the launch of a product. If we are unable to successfully transition the manufacture of the APIs for Trizytek from Amano and ourselves to Lonza, our commercialization of Trizytek could be delayed, prevented or impaired and the costs related to Trizytek may increase.
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
     Our ability to commercialize our product candidates depends on our ability to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. Third parties may allege our product candidates infringe their intellectual property rights. Numerous United States and foreign patents and pending patent applications, which are owned by third parties, exist in fields that relate to our product candidates and our underlying technology, including patents and patent applications claiming compositions of matter of, methods of manufacturing, and methods of treatment using, specific proteins, combinations of proteins, and protein crystals. For example, we are aware of some issued United States and/or foreign patents that may be relevant to the development and commercialization of our product candidates. However, we believe that, if these patents were asserted against us, it is likely that we would not be found to infringe any valid claim of the patents relevant to our development and commercialization of these products. If any of these patents were asserted against us and determined to be valid and construed to cover any of our product candidates, including, without limitation, Trizytek, ALTU-238 and ALTU-237, our development and commercialization of these products could be materially adversely affected.
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
     Several of our collaboration agreements provide for licenses to us of technology that is important to our business, and we may enter into additional agreements in the future that provide licenses to us of valuable technology. These licenses impose, and future licenses may impose, various commercialization, milestone and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license even where we are able to achieve a milestone or cure a default after a date specified in an agreement, in which event we would lose valuable rights and our ability to develop our product candidates. For example, under the terms of our strategic alliance agreement with CFFTI, we granted CFFTI an exclusive license under our intellectual property rights covering Trizytek and specified derivatives for use in all applications and indications in North America, and CFFTI granted us back an exclusive sublicense of the same scope, including the right to grant sublicenses. CFFTI has the right to retain its exclusive license and terminate our sublicense if we fail to meet specified development milestones, there occurs an unresolved deadlock under the agreement and we discontinue our development activities, there occurs a material default in our obligations under the agreement not cured on a timely basis, including a failure to make required license fee payments to CFFTI on a timely basis if Trizytek is approved by the FDA, or a bankruptcy or similar proceeding is filed by or against us. The retention by CFFTI of its exclusive license to Trizytek and termination of our sublicense would have a material adverse effect on our business.
     In addition, we rely on Amano’s intellectual property relating to the manufacturing process used to produce the APIs for Trizytek, as well as upon technology jointly developed by us and Amano related to the production of those enzymes. Amano is required to grant a license to us of its proprietary technology and its rights under technology jointly developed during our collaboration, which we may sublicense to contract manufacturers we mutually select. Our agreement with Amano requires us to pay Amano a royalty based on the cost of the materials supplied to us by other contract manufacturers. If we were to breach our agreement with Amano, we would be required to pay Amano a higher royalty based on net sales of Trizytek to retain our rights to Amano’s independently and jointly-developed process technology.
Risks Related to Our Employees and Growth
     Our future success depends on our ability to retain our Chief Executive Officer, our Senior Vice President, Medicine, Development and Regulatory, and other key executives and to attract, retain and motivate qualified personnel.
     We are a small company with 159 employees as of September 30, 2007. Our success depends on our ability to attract, retain and motivate highly qualified management, development and scientific personnel. In particular, we are highly dependent on Sheldon Berkle, our President and Chief Executive Officer, Dr. Burkhard Blank, our Senior Vice President, Medicine, Development and Regulatory, and the other principal members of our executive, development and scientific teams. All of the arrangements with these principal members of our executive, development and scientific teams may be terminated by us or the employee at any time without notice. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives.
     Recruiting and retaining qualified development and scientific personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of development and scientific personnel from universities and research institutions. We do not maintain “key person” insurance on any of our employees.
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
     Investors should consider an investment in our common stock as risky and subject to significant loss and wide fluctuations in market value. Our common stock has only been publicly traded since January 26, 2006, and accordingly there is a limited history on which to gauge the volatility of our stock price. The stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks may not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock, which has been between $8.47 and $25.70 per share from the time of our initial public offering until November 1, 2007, to continue to fluctuate include:
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
     As a newly public company, we face and will continue to face substantial growth in legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. Compliance with the Sarbanes-Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and the Nasdaq Global Market has resulted in a significant initial cost to us as well as an ongoing increase in our legal, audit and financial compliance costs. We expect to be required to include the reports required by Section 404 of the Sarbanes-Oxley Act relating to internal control over financial reporting in our Form 10-K for the fiscal year ending December 31, 2007. We have commenced a formal process to evaluate our internal controls for purposes of Section 404, and we cannot assure that our internal control over financial reporting will prove to be effective. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, we cannot be certain that we will be able to comply with the applicable deadlines. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
     If the estimates we make and the assumptions on which we rely in preparing our financial statements prove inaccurate, our actual results and our stock price may vary significantly.
     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, accruals and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses and related disclosure. Such estimates and judgments include the carrying value of our property, equipment and other assets, revenue recognition under our collaboration agreements and the value of certain accrued expenses. We base our estimates, accruals and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, or the assumptions underlying them, may change over time. For example, since the inception of our collaboration agreement with CFFTI, we have adjusted our estimated costs to complete the development program for Trizytek on five occasions resulting in cumulative changes in our revenue at each time of the change in the estimate. During the third quarter of 2007, we increased our estimated total development costs for Trizytek from $137.5 million to $157.5 million, which resulted in a $2.0 million decrease in our cumulative revenue in the third quarter of 2007. During the third quarter of 2006, we increased our estimated development costs for Trizytek, which resulted in a $3.7 million decrease in our cumulative revenue in the third quarter of 2006. Given the possibility that our estimates may change, our actual financial results may vary significantly from the estimates contained in our financial statements, our capital requirements may increase and our stock price could be adversely affected.
     Insiders have substantial influence over us which could delay or prevent a change in corporate control or result in the entrenchment of management and the board of directors.
     Our directors and executive officers, together with their affiliates and related persons as of November 1, 2007, beneficially owned, in the aggregate, approximately 28% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:
•	delaying, deferring or preventing a change in control;

•	entrenching our management and the board of directors;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
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
     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 30,733,252 shares of common stock outstanding as of November 1, 2007. Holders of an aggregate of 17,216,958 shares of our common stock, assuming the exercise of warrants to purchase shares of our common stock, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock issuable under our equity compensation plans and they can now be freely sold in the public market upon issuance. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause our stockholders to lose part or all of their investments in our shares of common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  (a) Recent Sales of Unregistered Securities
  None.
  (b) Use of Proceeds from Registered Securities
     We registered shares of our common stock in connection with our initial public offering under the Securities Act. Our Registration Statement on Form S-1 (No. 333-129037) in connection with our initial public offering was declared effective by the SEC on January 25, 2006. The net proceeds of approximately $110.2 million from the initial public offering are invested in investment grade securities. The dollar weighted average effective maturity of the portfolio is less than nine months, and no security has an effective maturity in excess of 18 months. As of September 30, 2007, we have used approximately $95 million of the net proceeds of the initial public offering to fund our operations including activities related to the Phase III trial for the capsule form of Trizytek, activities related to the Phase II trial for ALTU-238 and preparation for the Phase III trial, including manufacturing related activities, activities related to filing our IND and initiating a Phase I clinical trial for ALTU-237 and activities related to the development of our preclinical product candidates and general corporate purposes. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

  (c) Repurchase of Equity Securities
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     See the Exhibit Index for a list of the exhibits filed as a part of this Quarterly Report, which Exhibit Index is incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2007.

ALTUS PHARMACEUTICALS INC.
By	/s/ Jonathan I. Lieber
Jonathan I. Lieber
Vice President, Chief Financial Officer and Treasurer (duly authorized officer)

     Exhibit Index

Exhibit
Number	Description of Exhibit
10.1++	Cooperative Development Agreement between Amano Enzyme, Inc. and Altus Pharmaceuticals Inc. dated as of November 8, 2002, as amended

10.2++	Amendment No. 3 to Cooperative Development Agreement between Amano Enzyme, Inc. and Altus Pharmaceuticals Inc.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

++	Confidential treatment has been requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.