Form 10-K
period 2007-12-31
Altus Pharmaceuticals Inc.
filed 2008-03-11
CIK 1340744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-51711
ALTUS PHARMACEUTICALS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3573277
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
640 Memorial Drive, Cambridge, Massachusetts	02139
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(617) 299-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
NONE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on The Nasdaq Global Market on June 29, 2007 was $353,628,990.

The number of shares outstanding of the registrant’s common stock as of March 3, 2008 was 30,832,286.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K will be incorporated by reference either from the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held on June 12, 2008, or from a future amendment to this Form 10-K, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are contained principally in, but not limited to, the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other important factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the expected timing, progress or success of our preclinical research and development and clinical programs;

•	our ability to successfully obtain sufficient supplies of our product candidates for use in clinical trials and toxicology studies and secure sufficient commercial supplies of our product candidates;

•	the timing, costs and other limitations involved in obtaining regulatory approval for any of our product candidates;

•	the potential benefits of our product candidates over other therapies;

•	our ability to market, commercialize and achieve market acceptance for any of our product candidates that we are developing or may develop in the future;

•	our estimate of market sizes and anticipated uses of our product candidates;

•	our ability to enter into and maintain collaboration agreements with respect to our product candidates and the performance of our collaborative partners under such agreements;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our estimates of future performance;

•	our ability to raise sufficient capital to fund our operations; and

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements and our needs for additional financing.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not transpire. We discuss many of these risks in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors” beginning on page 39.

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

Our Corporate Information

We were incorporated in Massachusetts in October 1992 as a wholly-owned subsidiary of Vertex Pharmaceuticals Incorporated, or Vertex, from whom we exclusively license specified patents underlying some of our product candidates. In February 1999, we were reorganized as an independent company, and in August 2001 we reincorporated in Delaware. Prior to May 2004, we were named Altus Biologics Inc. We have one subsidiary, Altus Pharmaceuticals Securities Corp., a Massachusetts corporation. Unless the context requires otherwise, references to “Altus,” “we,” “our”, “us” and “the Registrant” in this report refer to Altus Pharmaceuticals Inc. and our subsidiary.

Our principal executive offices are located at 640 Memorial Drive, Cambridge, MA 02139, and our telephone number is (617) 299-2900. Our website address is www.altus.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this report. We have included our website address as a factual reference and do not intend it to be an active link to our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.

Altus and Trizytektm [porcine-free enzymes] are trademarks of Altus Pharmaceuticals Inc. Each of the other trademarks, trade names or service marks appearing in this report belongs to its respective holder.

Business Overview

We are a biopharmaceutical company focused on the development and commercialization of oral and injectable protein therapeutics for gastrointestinal and metabolic disorders, with three product candidates in clinical development. We use our proprietary protein crystallization technology to develop protein therapies which we believe will have significant advantages over existing products and will address unmet medical needs. Our product candidates are designed to either substitute a protein that is in short supply in the body or degrade toxic metabolites in the gut and remove them from the blood stream. We have initiated our Phase III clinical program for Trizytek (formerly ALTU-135) for the treatment of malabsorption due to exocrine pancreatic insufficiency and have successfully completed a Phase II clinical trial of ALTU-238 in adults for the treatment of growth hormone deficiency. We are also conducting a Phase I clinical trial for ALTU-237. ALTU-237 is designed to treat hyperoxalurias, a series of conditions in which too much oxalate is present in the body, resulting in an increased risk of developing kidney stones and, in rare instances, crystal formations in other organs. In addition, we have a pipeline of other product candidates in preclinical research and development.

Trizytek for Malabsorption due to Exocrine Pancreatic Insufficiency

Our lead product candidate, Trizytek, is an orally-administered enzyme replacement therapy consisting of three digestive enzymes, lipase, protease and amylase, for the treatment of malabsorption due to exocrine pancreatic insufficiency. Exocrine pancreatic insufficiency is a deficiency of digestive enzymes normally produced by the pancreas which leads to malabsorption of nutrients, malnutrition, impaired growth and shortened life expectancy. Exocrine pancreatic insufficiency can result from a number of diseases and conditions, including cystic fibrosis, chronic pancreatitis and pancreatic cancer. According to IMS Health, global prescription sales of existing pancreatic enzyme replacement products were approximately $858 million in 2007.

We believe that Trizytek, if approved, will have significant competitive advantages compared to existing pancreatic enzyme replacement therapies. We believe these potential advantages include:

•	benefits associated with a drug that is microbially-derived and manufactured in a controlled environment, rather than a drug derived from pig pancreases, as is the case with existing pancreatic enzyme replacement therapies;

•	a significantly lower pill burden, allowing patients to take, on average, one capsule per meal or snack compared to, on average, four or five larger capsules per meal or snack with existing products;

•	more consistent and reliable dosing;

•	a pre-specified and consistent ratio of lipase, protease and amylase;

•	resistance to degradation early in the gastrointestinal tract, permitting enzyme activity later in the gastrointestinal tract where most digestion and absorption of fats, proteins and carbohydrates occurs;

•	the potential for an alternative dosage formulation, such as a liquid oral form, which is currently unavailable with existing therapies, for children and adults who are unable to swallow pills or capsules; and

•	testing in what we believe are the largest well-controlled, scientifically rigorous prospective clinical trials for the treatment of cystic fibrosis patients with pancreatic insufficiency.

We believe that many of these advantages are a result of our proprietary protein crystallization technology, which enables improved product consistency and stability, as well as higher concentration and purity.

Existing pancreatic enzyme replacement products have been marketed since before enactment of the Food, Drug and Cosmetic Act, or FDCA, in 1938 and are not marketed under new drug applications, or NDAs, approved by the United States Food and Drug Administration, or FDA. In April 2004, the FDA issued a notice that manufacturers of existing pancreatic enzyme replacement products will be subject to regulatory action if they do not obtain approved NDAs for those products by April 28, 2008. In October 2007, the FDA issued an update to the 2004 notice and announced that it has extended the deadline for unapproved pancreatic enzyme drug products from April 28, 2008 to April 28, 2010, but only if the manufacturers have investigational new drug applications on active status on or before April 28, 2008 and have submitted NDAs on or before April 28, 2009. We believe the FDA granted this extension in response to requests from the porcine enzyme manufacturers and to ensure the availability of the porcine-derived products during the additional time needed by manufacturers to obtain marketing approval. This extension reinforces our belief that some porcine enzyme manufacturers may have difficulty meeting the FDA’s requirements, particularly the requirements relating to manufacturing processes and controls.

In 2005, we completed a prospective, randomized, double-blind, dose-ranging Phase II clinical trial of the capsule form of Trizytek. The results of this trial demonstrated that Trizytek was well tolerated, and in the two higher dose treatment arms Trizytek showed a statistically significant improvement in fat absorption (p-value<0.001), the trial’s primary endpoint, as well as a statistically significant improvement in protein absorption (p-value<0.001) and a statistically significant decrease in stool weight (p-value<0.001), each of which was a secondary endpoint in the study. In addition, we observed a positive trend, although not statistically significant, in carbohydrate absorption. Based on these results, we initiated a pivotal Phase III efficacy trial of the capsule form of Trizytek in cystic fibrosis patients. However, the results of our Phase II clinical trial may not be predictive of the results in our ongoing Phase III efficacy trial of Trizytek. We are also conducting two long term safety studies, in cystic fibrosis patients and in chronic pancreatitis patients with pancreatic insufficiency. We expect to complete the efficacy trial in the second quarter of 2008 and report top-line efficacy trial results in the third quarter of 2008.

The European Medicines Agency, or EMEA, has granted Trizytek orphan drug designation, which generally provides a drug being developed for a rare disease or condition with marketing exclusivity for ten years in the European Union if it is the first drug of its type approved for such indication.

In June 2007, we were notified by the Office of Orphan Products Development of the FDA that the orphan drug designation granted in 2002 to Trizytek for the treatment of pancreatic insufficiency was revoked. The FDA based its decision on a finding that if one includes all patients with HIV/AIDS who suffer from fat malabsorption due to pancreatic insufficiency, the patient population in the United States appears to exceed 200,000 persons and is thus ineligible for orphan drug designation. We believe that only a subset of patients with HIV/AIDS have fat malabsorption due to pancreatic insufficiency and that our original filing was correctly within the 200,000 person limit for this disease condition. The FDA, however, concluded otherwise. The principal anticipated advantage to us of an orphan drug designation was the availability of tax credits and the abatement of NDA filing fees. In addition, the holder of the first NDA approved for an orphan drug indication also receives marketing exclusivity for a period of seven years over other products that contain or constitute the same drug or active ingredient. We are not aware of other products in development that contain or constitute the same drug as Trizytek for orphan drug purposes. Given these facts and circumstances, we may consult with the Office of Orphan Products Development. If we conclude that re-filing with a more precisely defined indication has merit, we have the right to submit an application for orphan drug status on or before the filing of an NDA. We may also conclude that the advantages of continuing to seek orphan drug designation may not be warranted. The FDA has granted Trizytek fast track designation and admission into its Continuous Marketing Application, or CMA, Pilot 2 Program, both of which are designed to facilitate interactions between a drug developer and the FDA during the drug development process.

We have a strategic alliance agreement with Cystic Fibrosis Foundation Therapeutics, Inc., or CFFTI, which is funding a portion of the development of Trizytek.

ALTU-238 for Growth Hormone Deficiency and Related Disorders

Our next most advanced product candidate, ALTU-238, is a crystallized formulation of human growth hormone, or hGH, that is designed to be injected once-weekly with a fine gauge needle for the treatment of growth hormone deficiency and hGH-related disorders. Based on reported revenues of existing products, global sales of hGH products exceeded $2.8 billion in 2006, and the market grew at a compound annual growth rate of approximately 16% from 2003 to 2006. We are developing ALTU-238 for both adult and pediatric populations as an alternative to current therapies. Current medical guidelines for clinical practice generally recommend daily administration of existing therapies by subcutaneous injection. In our Phase I and Phase II clinical trials, ALTU-238 demonstrated pharmacokinetic and pharmacodynamic parameters that are consistent with once-weekly administration. In our Phase II clinical trial, we identified doses of ALTU-238 that maintained insulin-like growth factor 1, or IGF-1, levels within the normal range for age and gender over the course of the study. IGF-1 is a naturally occurring hormone that stimulates the growth of bone, muscle and other body tissues in response to hGH and, in turn, regulates hGH release from the pituitary gland. In addition, once-per-week dosing of ALTU-238 also appeared to result in a consistent, linear dose response of hGH and IGF-1 levels in the blood, which we believe will enable physicians and patients to correlate a given dose of ALTU-238 to desired levels of hGH and IGF-1 in the blood. We believe that the convenience of once-weekly administration of ALTU-238, if approved, would improve patient acceptance and compliance, and thereby effectiveness.

In December 2006, we entered into a Collaboration and License Agreement with Genentech, Inc., or Genentech, relating to the development, manufacture and commercialization of ALTU-238 and other pharmaceutical products containing crystallized hGH using our proprietary technology. The Collaboration and License Agreement covered development and commercialization rights in North America. Genentech had an option to extend the collaboration globally by providing notice to us within a specified timeframe. In consideration of the rights granted to Genentech under the agreement, Genentech paid us $15.0 million. In connection with the agreement, Genentech also purchased 794,575 shares of our common stock on February 27, 2007 for an aggregate purchase price of $15.0 million.

On December 19, 2007, Genentech and we entered into an agreement terminating the collaboration effective December 31, 2007. Under the termination agreement, we reacquired the North American development and commercialization rights to ALTU-238, and Genentech’s option to expand the agreement to a global agreement expired unexercised. In addition, Genentech agreed to provide, for a limited time, supplies of hGH for future ALTU-238 clinical development in North America and for clinical development and commercial purposes outside North America, and to pay us a $4.0 million termination payment to fund the transition of the project back to us. During the period of the collaboration, we incurred $10.1 million of costs relating to the development of ALTU-238 which were paid or estimated to be due to us by Genentech. Upon commercialization, Genentech will be entitled to a nominal royalty on sales of ALTU-238. Our goal is to resume the clinical program for ALTU-238 in mid-2008.

ALTU-237 for Treatment of Hyperoxalurias and Kidney Stones

Our third product candidate in clinical development is ALTU-237, which we are developing to treat hyperoxalurias, a series of conditions in which excess oxalate is present in the body, resulting in an increased risk of developing kidney stones and, in rare instances, crystal formations in other organs. Increased oxalate in the body can be the result of a variety of factors including excess dietary intake of oxalate, genetic disorders of metabolism, and disease states such as inflammatory bowel disease. The oxalate combines with calcium in the urine causing formations of calcium oxalate crystals, which can grow into kidney stones. Kidney stones can be a serious medical condition. Kidney stones occur in 10% of adult men and 3% of adult women during their lifetimes. There are a variety of types of kidney stones, but calcium oxalate stones are the most common type in people who have kidney stone disease. We are currently conducting a Phase I clinical trial for ALTU-237.

Pipeline and Technology

We also have a pipeline of product candidates in preclinical research and development that we are designing to address other areas of unmet need in gastrointestinal and metabolic disorders.

We are currently testing our product candidate ALTU-236 in animal models for the treatment of phenylketonuria, or PKU. PKU is a rare, inherited, metabolic disorder that results from an enzyme deficiency that causes the accumulation of the amino acid phenylalanine in the body. If left untreated, PKU can result in mental retardation, swelling of the brain, delayed speech, seizures and behavior abnormalities.

We are also testing our product candidate ALTU-242 in animal models for the treatment of gout, a condition which we believe is in need of improved pharmaceutical therapies. Gout is caused by excess levels of urate in the body which can precipitate and form crystals in joints causing a painful and erosive arthritis. Gout is a common disorder that affects at least 1% of the population in Western countries and is the most common inflammatory joint disease in men older than 40 years of age. According to Ingenix, a division of United Healthcare, and based on incidence data extrapolated to the U.S. population, there are more than 1.6 million diagnoses of gout in the United States annually.

Our product candidates are based on our proprietary technology, which enables the large-scale crystallization of proteins for use as therapeutic drugs. We apply our technology to improve known protein drugs, as well as to develop other proteins into protein therapeutics. For example, our product candidate Trizytek is based on known enzymes to which we apply our proprietary crystallization technology with the goal of offering a new and improved drug. We have developed our product candidate ALTU-238 by applying our proprietary crystallization technology with the goal of offering an improved version of an approved drug. We believe that, by using our technology, we are able to overcome many of the limitations of existing protein therapies and deliver proteins in capsule and alternative dosage forms, such as a liquid oral form, and extended-release injectable formulations. Our product candidates are designed to offer improvements over existing products, such as greater convenience, better safety and efficacy and longer shelf life. In addition, we believe that we may be able to reduce the development risk and time to market for our drug candidates because we apply our technology to existing, well-understood proteins with well-defined mechanisms of action. We believe that our technology is broadly applicable to different classes of proteins, including enzymes, hormones, antibodies, cytokines and peptides. To date, we have crystallized more than 70 proteins for use in our research and development programs. We currently hold worldwide rights to all of our product candidates.

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on developing and commercializing protein therapies to address unmet medical needs in gastrointestinal and metabolic disorders. Our strategy to achieve this objective includes the following elements:

•	Focus on advancing our lead product candidates. We have three product candidates in clinical development, including Trizytek, ALTU-238 and ALTU-237. Trizytek is currently in a pivotal Phase III clinical trial in cystic fibrosis patients and two long-term safety studies in cystic fibrosis patients and chronic pancreatitis patients with pancreatic insufficiency for the treatment of malabsorption due to exocrine pancreatic insufficiency. Based on our discussions with the FDA, we believe that the results of these clinical trials, combined with our Phase II results, will be sufficient to support an NDA filing for Trizytek with the FDA. In addition, we have completed a Phase II clinical trial of ALTU-238 in adult growth hormone deficient patients and are planning to resume the clinical development of ALTU-238 in mid-2008. We believe that these product candidates, if approved, will offer significant advantages over existing therapies. In addition, because these product candidates are based on well-understood proteins with known mechanisms of action, we believe we may be able to reduce their development risk and time to market. ALTU-237 is currently in a Phase I clinical trial which we expect to complete in the first half of 2008.

•	Continue to build and advance our product pipeline for gastrointestinal and metabolic disorders. In addition to our product candidates in clinical development, we have built a pipeline of preclinical product candidates based on our proprietary protein crystallization technology. These product candidates are designed to address unmet needs for the treatment of phenylketonuria, gout, and other gastrointestinal and metabolic diseases. We plan to apply the manufacturing, clinical and regulatory experience gained from our clinical stage product candidates to advance a number of these preclinical product candidates into clinical trials over the next few years.

•	Establish a commercial infrastructure. We plan to establish a commercial infrastructure and targeted specialty sales force to market Trizytek in North America. In addition, we plan to leverage our sales and marketing capabilities by targeting the same groups of physician specialists with additional products that we bring to market either through our own development efforts or by in-licensing from others.

•	Selectively establish collaborations for our product candidates with leading pharmaceutical and biotechnology companies. We intend to explore and evaluate collaborations in markets where we believe that having a collaborator will enable us to gain better access to those markets. We may also collaborate with other companies to accelerate the development of some of our early-stage product candidates, to co-commercialize our product candidates in North America in instances where we believe that a larger sales and marketing presence will expand the market or accelerate penetration, or to advance other business objectives.

•	Establish collaborations to apply our technology to other therapeutic proteins. We believe that our technology has broad applicability to many classes of proteins and can be used to enhance protein therapeutics developed by other parties. In the future, we may derive value from our technology by selectively collaborating with biotechnology and pharmaceutical companies that will use our technology for products that they are either currently marketing or developing.

Our Product Candidates

The following table summarizes key information about our product candidates that are in clinical trials and our most advanced preclinical research and development programs. All of the product candidates are based on our crystallization technology and are the result of our internal research and development efforts. We currently have all commercial rights to each of our product candidates.

Product Candidate
(Method of
Delivery)	Stage of
Indication	Development	Status

Trizytek (oral) Exocrine Pancreatic Insufficiency	Phase III ongoing	Phase III clinical efficacy trial and two long-term safety studies to support FDA registration are ongoing. An alternative dosage form of Trizytek is in development for children and adults who have difficulty swallowing capsules.
ALTU-238 (injectable) Growth Disorders	Initial Phase I and Phase II trials completed	Manufacturing is planned for the first half of 2008, to enable a Phase Ic study to be followed by a Phase II pediatric study.
ALTU-237 (oral) Hyperoxalurias	Phase I ongoing	Top-line Phase I results expected to be reported in second quarter of 2008.
ALTU-236 (oral) Phenylketonuria	Preclinical	Preclinical testing in animal models
ALTU-242 (oral) Gout	Preclinical	Preclinical testing in animal models

Trizytek for Exocrine Pancreatic Insufficiency

Our lead product candidate, Trizytek, is an orally administered enzyme replacement therapy for which we have initiated Phase III clinical trials and successfully completed a Phase II clinical trial of its capsule form for the treatment of malabsorption due to exocrine pancreatic insufficiency. Pancreatic insufficiency is a deficiency of the digestive enzymes normally produced by the pancreas and can result from a number of disease conditions, including cystic fibrosis, chronic pancreatitis and pancreatic cancer. Patients with exocrine pancreatic insufficiency are currently treated with enzyme replacement products containing enzymes derived from pig pancreases. We believe that Trizytek represents a significant potential advancement as a therapeutic alternative for the treatment of these patients.

Trizytek contains three types of digestive enzymes derived from non-animal sources:

•	Lipase. We selected the lipase in Trizytek, which is used for the digestion of fats, because it demonstrated the ability in in vitro and animal testing to be active across a wide range of acidity levels and more resistant to degradation in the harsh environment of the gastrointestinal tract when compared to other lipases. It also demonstrated the ability to break down a broader range of fats than existing animal-derived lipases and other microbial lipases. Because lipases are the most susceptible of the three enzymes to degradation in the gastrointestinal tract, we use our proprietary technology to both crystallize and cross-link this lipase for increased activity and stability;

•	Protease. We selected the protease in Trizytek, which is used for the digestion of proteins, because it demonstrated the ability in in vitro and animal testing to break down as many types of proteins as the multiple proteases contained in existing products. We crystallize the protease for greater stability and concentration; and

•	Amylase. We selected the amylase in Trizytek, which is used for the digestion of carbohydrates, because it demonstrated the ability in in vitro testing to be active in the highly acidic environment of the upper gastrointestinal tract. Because the amylase is stable in soluble form, we do not crystallize it.

A contract manufacturer produces these enzymes for us from microbial sources using separate fermentation and purification processes. The enzymes are then blended to achieve a pre-specified and consistent ratio of lipase to protease to amylase in each capsule.

Disease Background and Market Opportunity

We have designed Trizytek to treat malabsorption resulting from exocrine pancreatic insufficiency. Malabsorption is the failure to absorb adequate amounts of nutrients, such as fats, proteins and carbohydrates, in food and is clinically manifested as malnutrition, weight loss or poor weight gain, impaired growth, abdominal bloating, cramping and chronic diarrhea. Exocrine pancreatic insufficiency is a deficiency of digestive enzymes normally produced by the pancreas that results in poor absorption of essential nutrients from food. If not treated appropriately, exocrine pancreatic insufficiency generally leads to malnutrition, impaired growth and shortened life expectancy.

According to IMS Health, the worldwide market for pancreatic enzyme replacement therapies grew at a compound annual growth rate of approximately 9.3% from $658 million in 2004 to approximately $858 million in 2007. The market for these products in 2007 was approximately $251 million in North America, $292 million in Europe and $315 million in the rest of the world according to IMS Health. Diseases and conditions with a prevalence of exocrine pancreatic insufficiency include:

•	Cystic fibrosis — Cystic fibrosis is one of the most prevalent genetic disorders in the Caucasian population, according to the Medical Genetics Institute of Cedars-Sinai. According to the Cystic Fibrosis Foundation, this disease affects approximately 30,000 people in the United States. Approximately 90% of cystic fibrosis patients are prescribed pancreatic enzymes to treat exocrine pancreatic insufficiency. As of 2005, cystic fibrosis patients with exocrine pancreatic insufficiency had a median life expectancy of 31 years, compared to 50 years for those cystic fibrosis patients who have sufficient pancreatic enzymes.

•	Chronic pancreatitis — In many patients, chronic pancreatitis is clinically silent and many patients with unexplained abdominal pain may have chronic pancreatitis that eludes diagnosis. As a result, according to The New England Journal of Medicine, the true prevalence of the disease is not known, although estimates range from 0.04% to 5.0% of the United States population. Based on survey data reported in Medscape General Medicine, we believe chronic pancreatitis results in more than 500,000 physician visits per year in the United States.

•	Pancreatic cancer — The American Cancer Society estimates that approximately 30,000 people in the United States are diagnosed with pancreatic cancer each year. According to an industry estimate, approximately 65% of patients with pancreatic cancer will have some degree of fat malabsorption.

Limitations of Existing Products

Patients with exocrine pancreatic insufficiency are typically prescribed enzyme replacement products containing enzymes extracted from pig pancreases. Many of these products were available for human use prior to the passage of the FDCA in 1938, and all are currently marketed without NDAs approved by the FDA. In 1995, the FDA issued a final ruling requiring that these pancreatic enzyme products be marketed by prescription only, and in April 2004, the FDA issued a notice that manufacturers of these products will be subject to regulatory action if they do not obtain approved NDAs for these products by April 28, 2008. In October 2007, the FDA issued an update to the 2004 notice and announced that it has extended the deadline for unapproved pancreatic enzyme drug products from April 28, 2008 to April 28, 2010, but only if the manufacturers have investigational new drug applications on active status on or before April 28, 2008 and have submitted NDAs on or before April 28, 2009. We believe the FDA granted this extension in response to requests from the porcine enzyme manufacturers and to ensure the availability of the porcine-derived products during the additional time needed by manufacturers to obtain marketing approval. This extension reinforces our belief that some porcine enzyme manufacturers may have difficulty meeting the FDA’s requirements, particularly the requirements relating to manufacturing processes and controls. The FDA has also issued guidance titled “Guidance for Industry Exocrine Pancreatic Drug Products — Submitting NDAs,” also termed the PEP Guidance, that existing manufacturers of pancreatic enzyme products can follow in order to obtain FDA approval.

Existing pancreatic enzyme replacement therapies are derived from pig pancreases and are supposed to be taken with every meal and snack in order to permit the digestion and absorption by the patient of sufficient amounts of fats, proteins and carbohydrates. We believe that these products have a number of significant limitations that affect their ease of administration, safety and effectiveness, including:

•	High pill burden. Patients on existing pancreatic enzyme therapies are generally required to take, on average, four or five large capsules per meal or snack, resulting in poor compliance and therefore reduced long-term efficacy, due to the following factors:

•	Degradation of enzymes in the gastrointestinal tract. A significant portion of the enzymes in existing products are degraded in the gastrointestinal tract prior to exerting their therapeutic effect. Some manufacturers have tried to address this issue by adding a protective coating to the enzymes, but this often results in a failure of the enzyme to dissolve and become active early enough in the gastrointestinal tract to break down foods and effectively assist with the digestive process.

•	Low concentration. Existing therapies are comprised of a mixture of enzymes and other materials found in a pig’s pancreas. Based on comments submitted in response to the FDA’s PEP Guidance in 2004 by manufacturers of existing products and the components of such products, we believe that manufacturers of these products are unable to concentrate the enzymes in the mixture to reduce the amount of material a patient must consume.

•	Variability of therapeutic effect. Because existing products are extracted from pig pancreases, there is significant variability between different manufacturing batches. As a result, we believe that the therapeutic effect of these therapies is also significantly variable. Each time a patient refills a prescription, the patient may need to experiment with the number of pills taken per meal or snack to achieve effective digestion of his or her food intake.

•	Short shelf life. Existing enzyme therapies tend to lose activity quickly relative to other types of drugs. For example, the lipase, which is generally the most sensitive component in these products, is often degraded by the proteases also found in these products. Many manufacturers try to overcome this limitation by filling each capsule with more drug than specified on the label in order to achieve the stated label claim over time. This leads to inconsistent efficacy and raises safety concerns. We believe this also contributes to patient uncertainty about the number of capsules to take per meal or snack.

•	Risk of viral contamination. Based on comments submitted in response to the FDA’s PEP Guidance in 2004 by manufacturers of existing products, we believe they have been unable to develop viral inactivation or clearance steps and will not be able to eliminate the risk of viral contamination from the porcine-derived products. In those comments, at least one manufacturer identified the presence of viral contamination, and thus even with new manufacturing controls, these products may present a risk of viral contamination.

•	Product impurities. Existing enzyme therapies are poorly characterized and may contain impurities, including porcine viruses, tissue components and other contaminants. These impurities may increase the risk of antigenicity, or an immune system reaction.

Anticipated Advantages of Trizytek

We believe that Trizytek, if approved, will offer patients a more convenient and effective long-term therapy for the treatment of malabsorption due to exocrine pancreatic insufficiency because of the following features:

•	Reduced pill burden. Trizytek is a highly concentrated, pure and stable enzyme replacement therapy designed to be as effective as existing products with significantly fewer capsules. Based on the clinical trials we have conducted to date, we believe that most patients will be effectively treated with, on average, one capsule per meal or snack. We believe that this dosing will result in greater convenience for the patient, which will improve compliance and, therefore, long-term effectiveness of therapy. We believe that Trizytek will reduce the pill burden for patients due to the following factors:

•	Stability of enzymes in the gastrointestinal tract. We have designed Trizytek to withstand degradation, maintain its activity across the different pH levels in the gastrointestinal tract, and exert its therapeutic effect in the first part of the small intestine, or the duodenum, where most fats, proteins and carbohydrates are broken down and absorbed. We believe this design will provide a more effective treatment for patients than current pancreatic enzyme replacement products, which are often degraded earlier or later in the gastrointestinal tract.

•	High concentration. Two of the three enzymes in Trizytek are crystallized, resulting in a highly concentrated product that requires less material to achieve a desired therapeutic effect.

•	Consistent activity and non-porcine enzymes. We have designed Trizytek to exhibit consistent enzyme activity from batch to batch. The enzymes in Trizytek are microbially derived and produced through fermentation. The amount of material and related enzyme activity in a capsule of Trizytek is tightly controlled, as each of the three enzymes in Trizytek is individually manufactured and added to the final drug product in a specific amount. We believe this will result in consistent product performance, eliminating the need for dose experimentation each time a patient refills a prescription, and avoiding the risk of viral contamination from animal-derived enzyme source material.

•	Longer shelf life. Based on stability studies performed as part of our development program, we believe that Trizytek capsules are significantly more stable than existing porcine-derived products, which offers the potential for a longer effective shelf life and more reliable and consistent dosing.

•	Alternative dosage formulation. We have completed a series of in vivo studies and are continuing formulation development activities of alternative dosage formulations of Trizytek. We believe that an alternative dosage formulation is an important option for children and adults who are unable to swallow capsules.

Trizytek Development Activities and Strategy

We have successfully completed a Phase II clinical trial of the capsule form of Trizytek and in May 2007, we announced the start of our Trizytek pivotal Phase III clinical efficacy trial in patients with cystic fibrosis and two long-term safety studies in cystic fibrosis patients and chronic pancreatitis patients with pancreatic insufficiency. The EMEA has granted Trizytek orphan drug designation for malabsorption due to exocrine pancreatic insufficiency. In June 2007, we were notified by the Office of Orphan Products Development of the FDA that the orphan drug designation granted in 2002 to Trizytek for the treatment of pancreatic insufficiency was revoked. The FDA based its decision on a finding that if one includes all patients with HIV/AIDS who suffer from fat malabsorption due to pancreatic insufficiency, the patient population in the United States appears to exceed 200,000 persons and is thus ineligible for orphan drug designation.

The FDA has granted Trizytek fast track designation. Fast track designation is designed to facilitate the development of new drugs and may be granted to a product with a specific indication where the FDA agrees that the product is intended to treat a serious or life threatening condition and demonstrates the potential to address unmet medical needs for that condition. Fast track designation also permits drug developers to submit sections of an NDA as they become available. In February 2004, Trizytek was also admitted to the FDA’s

CMA Pilot 2 Program. Under the CMA Pilot 2 program, one fast track designated product from each review division of the Center for Drug Evaluation and Research, or CDER, the center at the FDA that regulates drugs and therapeutic biologics, and the Center for Biologics Evaluation and Research, or CBER, the center at the FDA that regulates other biologics, is selected for frequent scientific feedback and interactions with the FDA, with a goal of improving the efficiency and effectiveness of the drug development process.

We have completed four clinical trials of Trizytek, three of which were in cystic fibrosis patients and one of which was in healthy volunteers. The following table summarizes the clinical trials of Trizytek that we have completed to date:

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

Phase I Clinical Trials

In our three Phase I clinical trials, the capsule form of Trizytek was generally well tolerated at doses of up to four times the maximum recommended clinical dose. In addition, in our Phase Ib trial, we observed statistically significant evidence of clinical activity based on CFA, CNA and stool results when all cohorts in the Phase Ib were considered together. In the Phase Ic trial, we observed evidence of amylase activity based on a treatment-associated increase in maximum glucose levels in a small number of subjects.

Phase II Clinical Trial

We successfully completed our Phase II clinical trial for Trizytek and presented the results of the trial at the North American Cystic Fibrosis Conference in October 2005. In the trial, Trizytek was well tolerated and showed a statistically significant improvement in fat absorption (p-value<0.001), the trial’s primary endpoint, in the two higher dose treatment arms. In these treatment arms, we also observed a statistically significant improvement in protein absorption (p-value<0.001) and a statistically significant decrease in stool weight (p-value<0.001), each of which was a secondary endpoint in the study. In addition, we observed a positive trend, although not statistically significant, in carbohydrate absorption in these treatment arms.

Because we measured the impact of each active ingredient in Trizytek, we believe that this is the first clinical trial to demonstrate that the combination of the three enzymes, lipase, protease and amylase, may be effective in treating pancreatic insufficiency. We also believe that this trial is the only trial to concurrently evaluate the impact of a fixed dose of enzyme replacement therapy on the absorption of fats, proteins and carbohydrates.

After the completion of the Phase II clinical trial, we performed additional manufacturing development work on Trizytek. As part of this work, we evaluated the assays used to measure the enzymatic activity of Trizytek in our Phase II trial. We found that the standard US Pharmacopea, or USP, assay that was used to measure the lipase activity of porcine-derived lipase did not accurately measure the lipase activity of Trizytek. This USP assay, which is the standard for measuring lipase activity, is specified for porcine material and has been in existence for more than 50 years. We retested the Phase II clinical trial material utilizing an improved version of the USP assay that was developed to accurately measure the activity of our microbially derived, non-porcine lipase and found that the activity of the lipase doses used in the Phase II clinical trial were 6,500, 32,500 and 130,000 units, rather than 5,000, 25,000 and 100,000 units as measured in the USP assay that we utilized previously. Based on the results from our Phase II clinical trial and earlier trials for Trizytek, we believe that:

•	a formulation of Trizytek consisting of 32,500 units of lipase, 25,000 units of protease and 3,750 units of amylase, representing a ratio of approximately 1.0:0.8:0.12, provides a clinically meaningful improvement in fat and protein absorption;

•	most patients will be able to be treated with one small capsule of Trizytek per meal or snack; and

•	patients with the most severe fat and protein malabsorption will realize the greatest benefit from treatment with Trizytek.

Phase II Study Design and Demographics

The purpose of our Phase II clinical trial of Trizytek was to obtain initial efficacy data, select a dose level of Trizytek for further evaluation in our Phase III clinical trial and assess the safety and tolerability of Trizytek over a 28-day treatment period in cystic fibrosis patients with pancreatic insufficiency. We believe our Phase II clinical trial of Trizytek represents the largest, randomized, double-blind, dose-ranging trial conducted to date in the treatment of cystic fibrosis patients with pancreatic insufficiency.

To establish a baseline period measurement of fat, protein and carbohydrate absorption, at the beginning of the trial patients were tested during a 72-hour period when they were not taking enzyme replacement therapy. Following this baseline period, Trizytek in capsule form was orally administered to patients with each of five meals or snacks per day for a period of 28 days. In the middle of the trial, we performed an additional measurement of fat, protein and carbohydrate absorption to establish these measurements for the treatment period. For both the baseline and treatment period measurements, we assessed fat and protein absorption following a 72-hour, controlled, high-fat diet by examining stools collected from patients. The appropriate period for measuring fat and protein absorption was determined by using a blue dye stool marker, which facilitated accurate and complete stool collection. Changes in carbohydrate absorption were determined by measuring blood glucose responses using the starch challenge test. We assessed the clinical activity of the lipase component of Trizytek by measuring the change in CFA, the clinical activity of the protease component of Trizytek by measuring the change in CNA and the clinical activity of the amylase component of Trizytek by measuring the change in carbohydrate absorption.

The Phase II clinical trial for Trizytek enrolled a total of 129 subjects with cystic fibrosis and pancreatic insufficiency in 26 cystic fibrosis centers in the United States. We believe the demographics and baseline characteristics of the patients in the trial generally reflect the cystic fibrosis patient population. Ninety-five percent of the patients in the trial were Caucasian. The trial consisted of patients between the ages of 11 and 55, with a median age of 21.

The study included three treatment arms of approximately equal size, with patients in each arm receiving a fixed dose of Trizytek in capsule form administered orally:

•	Treatment arm 1— 6,500 units lipase: 5,000 units protease: 750 units amylase per meal or snack;

•	Treatment arm 2 — 32,500 units lipase: 25,000 units protease: 3,750 units amylase per meal or snack, which is the dose we have selected to use in our ongoing Phase III clinical trials; and

•	Treatment arm 3 — 130,000 units lipase: 100,000 units protease: 15,000 units amylase per meal or snack.

The trial did not include a placebo arm, as we assessed efficacy based on the differences in fat, protein and carbohydrate absorption between the baseline period and the treatment period.

Phase II Efficacy Results

Of the 129 patients who were enrolled in the trial, 117 patients had valid stool collections during the Trizytek treatment period. We used this subset of patients for our main efficacy analyses. The results of the Phase II clinical trial showed a statistically significant improvement in CFA from the baseline period to the treatment period (p-value<0.001) for patients in treatment arms 2 and 3. The results of the trial also showed a statistically significant difference between on-treatment CFAs for patients in treatment arms 2 and 3 relative to treatment arm 1; therefore, the trial achieved its primary efficacy endpoint. We also observed a statistically significant improvement in CNA from the baseline period to the treatment period (p-value<0.001) and a statistically significant decrease in stool weight from the baseline period to the treatment period (p-value<0.001) for patients in treatment arms 2 and 3. The trial results also indicated a trend, although not statistically significant, toward improvement in carbohydrate absorption for patients in treatment arms 2 and 3.

We also observed statistically significant improvements in CNA from the baseline period to the treatment period for patients in treatment arms 2 and 3, as compared to patients in treatment arm 1. In addition, changes in CFA and CNA were highly correlated (r=0.844, p-value<0.001), supporting the 1.0:0.8 ratio of the units of lipase and protease in the formulation. The correlation coefficient, r, is the measure of correlation between two sets of data. Based on the results of our Phase II clinical trial, we selected a formulation of Trizytek consisting of 32,500 units of lipase, 25,000 units of protease and 3,750 units of amylase as the dose level for testing in our Phase III clinical trial.

In treatment arm 2 there was an average 11.4 percentage point increase in CFA, from 55.6% to 67.0%, and an average 12.5 percentage point increase in CNA, from 58.8% to 71.3%, from the baseline period to the treatment period. In treatment arm 3 there was an average 17.3 percentage point increase in CFA, from 52.2% to 69.7%, and an average 17.5 percentage point increase in CNA, from 56.8% to 74.6%, from the baseline period to the treatment period. There was not a statistically significant difference between these results. Based on these increases in CFA and CNA, we believe that cystic fibrosis patients suffering from malabsorption who are treated with Trizytek may experience clinically meaningful improvements in fat and protein absorption, resulting in an overall improvement in nutritional status. We also believe that an improvement in nutritional status may lead to weight maintenance or weight gain in patients, both of which are important elements in the overall health of cystic fibrosis patients and others suffering from pancreatic insufficiency. According to the Cystic Fibrosis Foundation 2003 Patient Registry, more than 90% of cystic fibrosis patients take currently available pancreatic enzyme replacement therapies and approximately 35% of cystic fibrosis patients are in urgent need of improved nutrition.

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

To gain a better understanding of the clinical impact of treatment with Trizytek, we further analyzed the data on CFA and CNA improvements in our Phase II clinical trial, specifically focusing on differences experienced by patients who began the trial with lower levels of fat and protein absorption during the baseline period, as compared with patients who began the trial with higher baseline levels of fat and protein absorption. We examined two groups: patients who absorbed 40% or less of their fat or protein intake during the baseline period, and patients who absorbed more than 40%, but less than 80%, of their fat or protein intake during the baseline period. In this retrospective analysis, we looked only at data from patients in treatment arms 2 and 3, and we pooled these two groups for purposes of the analysis, as there were no statistically significant differences between these treatment arms in improvements in CFA and CNA.

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

Based on these data, we believe cystic fibrosis patients enrolled in our Phase II clinical trial had a clinically meaningful response to Trizytek. In particular, those subjects who had the most severe fat or protein malabsorption, which we define as patients with a CFA or CNA of 40% or less during the baseline period, responded the most from their treatment with Trizytek. Based on our discussions with the FDA to date, we expect that in our Phase III clinical trial of Trizytek, the FDA will look for Trizytek to provide patients who have a lower baseline CFA level a substantially greater percentage point increase in CFA than the percentage point increase in patients who have a higher baseline CFA level in order to demonstrate clinically meaningful improvement. We believe that a statistically significant improvement in carbohydrate absorption will not be required by the FDA in order to obtain approval for Trizytek.

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

Phase II Safety and Tolerability Results

There were no statistically significant differences among the three treatment arms in the incidence of adverse events, or AEs, the number of related AEs, or the number of serious adverse events, or SAEs. The majority of AEs were mild in intensity, similar to previous Trizytek studies in cystic fibrosis subjects, and the most frequently reported AEs were gastrointestinal disorders. There were no clear differences across the treatment arms for any AEs considered to be related to Trizytek. The majority of the SAEs were gastrointestinal and pulmonary related, which were consistent with the subjects’ underlying cystic fibrosis disease. Of the SAEs, only one was considered by an investigator in the trial as probably or possibly related to treatment with Trizytek.

There were no major safety concerns identified regarding laboratory values, vital signs or physical exams. Abnormal liver transaminase values with frequent fluctuations were common among the subjects during the pre-treatment, treatment and follow-up periods, and are common in the cystic fibrosis population in general. We observed, however, more frequent liver transaminase elevations in subjects during the treatment and follow-up periods compared to the pre-treatment period. In a 1999 published study of 124 children with cystic fibrosis who were followed for four years, it was found that 80% had abnormal elevations in liver transaminases. Overall transaminase elevations experienced by patients in our Phase II trial were transient, asymptomatic and not associated with increases in bilirubin. Increases in bilirubin are typically associated with harm to the liver. In addition to normal to abnormal transaminase shifts, abnormal to normal transaminase shifts were also observed across treatment groups. A causal relationship between Trizytek treatment and elevated liver transaminases is unclear because of the underlying liver disease, which is estimated to occur in up to 37% of cystic fibrosis patients according to published studies, and other complicating factors in these patients, including diabetes and infections. We also believe that Trizytek is not absorbed into the body from the gastrointestinal tract.

Phase III Clinical Trial in Cystic Fibrosis Patients

Based on the results of our Phase II clinical trial and our discussions with the FDA, we initiated a Phase III program for Trizytek which includes an efficacy trial in cystic fibrosis patients and long term safety studies in cystic fibrosis patients and chronic pancreatitis patients with pancreatic insufficiency. We designed our pivotal Phase III clinical trial of Trizytek to be a multicenter, randomized, double-blind, placebo-controlled clinical study to determine, as the primary endpoint, the efficacy of Trizytek in the treatment of fat malabsorption in cystic fibrosis patients with exocrine pancreatic insufficiency through measurement of CFA. The trial also includes secondary efficacy endpoints, including the evaluation of Trizytek in the treatment of protein and carbohydrate absorption through measurement of CNA and use of the starch challenge test and in decreasing the weight and frequency of stools in patients. In the trial, we are also evaluating the safety and tolerability of Trizytek over an approximate two month dosing period.

The Phase III efficacy trial is designed to evaluate approximately 150 cystic fibrosis patients over the age of seven with exocrine pancreatic insufficiency at cystic fibrosis centers primarily in the United States, Europe and South America. This sample size is designed to allow demonstration of improvements in CFA in the overall study population, as well as in the subgroups of patients with off-enzyme, baseline CFAs of less than 40% and greater than or equal to 40%. Patients with baseline CFAs of greater than 80% are excluded from the trial. At the beginning of the trial, we obtain baseline measurements of fat, protein and carbohydrate absorption during a hospital stay of up to one week. This hospital stay begins with a 48-hour wash-out period during which the patient does not receive any enzyme replacement therapy. We then assess fat and protein absorption during a 72-hour, controlled, high-fat diet by examining stools collected from patients. We are using a similar high-fat diet and stool collection process as we used in our Phase II trial. The timing of the stool collection as well as the amount of stool collected is determined using a blue dye stool marker, which facilitates accurate and complete stool collection. Changes in carbohydrate absorption are determined by measuring blood glucose responses using the starch challenge test.

After the baseline period is complete, patients are released from the hospital and placed on open-label therapy with Trizytek. All of the patients in the trial take one capsule of Trizytek containing 32,500 units of lipase, 25,000 units of protease and 3,750 units of amylase with each meal or snack for approximately four weeks. The selected dose of lipase, protease and amylase is consistent with the middle dose in our Phase II clinical trial. After this four-week period, patients return to the hospital for up to one week for a second in-hospital stay. During this hospital stay, patients are randomized on a one-to-one basis, and stratified based on whether their baseline measurements of CFA place them in the subgroup of patients having absorption of less than 40% or the subgroup of patients having absorption of greater than or equal to 40% but not more than 80% to receive either Trizytek or placebo. Fat, protein and carbohydrate absorption are measured using the same process that was used to establish the baseline level during the first in-hospital stay. A comparison of each patient’s measurements during the two in-hospital periods is performed in the analysis of the endpoints for the trial. After the second in-hospital stay, patients return to open-label therapy with Trizytek for one week to complete the study. We expect to complete the efficacy trial in the second quarter of 2008 and report top-line efficacy trial results in the third quarter of 2008.

Long-Term Safety Studies

We have initiated two clinical studies evaluating the long-term safety of Trizytek. One study is being conducted in cystic fibrosis patients and one study is being conducted in chronic pancreatitis patients with exocrine pancreatic insufficiency. The studies are designed to evaluate the safety of Trizytek following one year of open-label treatment in order to provide the necessary six-month and 12-month exposure data for approval of an NDA. Based on our discussions with the FDA, we expect that the initial NDA filing for Trizytek will be required to include 12-month safety data. We plan to enroll a total of approximately 240 patients with pancreatic insufficiency into the two studies, which will include some of the eligible patients from our Phase III efficacy trial of Trizytek. The safety of Trizytek will be evaluated based on adverse events, physical examinations, vital signs and standard clinical laboratory testing during the one-year study period.

ALTU-238 for Growth Hormone Deficiency and Related Disorders

ALTU-238 is a crystallized formulation of hGH that is designed to be administered once weekly through a fine-gauge needle for the treatment of hGH disorders in both pediatric and adult populations. Based on reported revenues of existing products, these indications generated approximately $2.8 billion in worldwide sales of hGH in 2006, and the market grew at a compound annual growth rate of approximately 16% from 2003 to 2006. We are developing ALTU-238 as a long-acting, growth hormone product that can allow patients to avoid the inconvenience of daily injections as recommended by current medical guidelines for existing products. We have used our proprietary protein crystallization technology and formulation expertise to develop ALTU-238 without altering the underlying molecule or requiring polymer encapsulation. Since hGH is a known protein molecule with an established record of safety and efficacy, we believe that ALTU-238 may have less development risk than most pharmaceutical product candidates at a similar stage of development.

We have successfully completed two clinical trials of ALTU-238, a Phase I trial in healthy adults and a Phase II trial in growth hormone deficient adults. Both trials were designed to determine the safety, pharmacokinetics and pharmacodynamics of ALTU-238. Pharmacokinetics refers to the process by which a drug is absorbed, distributed, metabolized and eliminated by the body. Pharmacodynamics refers to the process by which a drug exerts its biological effect. In the Phase II trial, ALTU-238 demonstrated a pharmacokinetic and pharmacodynamic profile that we believe is supportive of a once-per-week dosing regimen for growth hormone deficient adults. The study identified doses of ALTU-238 that maintained IGF-1 levels within the normal range for age and gender over the course of the study. IGF-1 is a naturally occurring hormone that stimulates the growth of bone, muscle and other body tissues in response to hGH and, in turn, regulates hGH release from the pituitary gland. The study also indicated that once-per-week dosing of ALTU-238 appeared to result in a consistent, linear dose response of hGH and IGF-1 levels in the blood. ALTU-238 was generally well tolerated, and there were no serious adverse events reported in either study.

In December 2006, we entered into a Collaboration and License Agreement with Genentech relating to the development, manufacture and commercialization of ALTU-238 and other pharmaceutical products containing crystallized hGH using our proprietary technology. The Collaboration and License Agreement covered development and commercialization rights in North America. Genentech had an option to extend the collaboration globally by providing notice to us within a specified timeframe. In consideration of the rights granted to Genentech under the agreement, Genentech paid us $15.0 million. In connection with the agreement, Genentech also purchased 794,575 shares of our common stock on February 27, 2007 for an aggregate purchase price of $15.0 million.

On December 19, 2007, Genentech and we entered into an agreement terminating the collaboration effective December 31, 2007. Under the termination agreement, we reacquired the North American development and commercialization rights to ALTU-238, and the option to expand the agreement to a global agreement expired unexercised. In addition, Genentech agreed to provide, for a limited time, supplies of hGH for future ALTU-238 clinical development in North America and for clinical development and commercial purposes outside North America and to pay us a $4.0 million termination payment to fund the transition of the project back to us. During the period of the collaboration, we incurred $10.1 million of costs relating to the development of ALTU-238 which were paid or estimated to be due to us by Genentech. Upon commercialization, Genentech will be entitled to a nominal royalty on sales of ALTU-238. Our goal is to resume the clinical program for ALTU-238 in mid-2008.

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

Anticipated Advantages of ALTU-238

We expect that ALTU-238, if approved, will offer patients a more convenient and effective long-term therapy because of the following features:

•	Convenience of once-weekly dosing. Based on the results of our Phase I and Phase II clinical trials, we believe that ALTU-238 will offer growth hormone deficient patients the convenience of a once-weekly injection. We believe this will improve compliance and thereby increase long-term effectiveness of therapy and potentially expand the market.

•	Administration with a fine gauge needle. ALTU-238 is designed to provide extended release without changing the chemical structure of the hGH molecules or using polymers to encapsulate the component hGH molecules. To date, there has not been an hGH therapy approved by the FDA for administration once per week. The only hGH therapy approved by the FDA for administration less frequently than once per week was withdrawn from the market and required polymeric encapsulation for its extended release formulation. This necessitated the use of a substantially larger needle and prolonged injection time. We have designed ALTU-238 using our protein crystallization technology so that, as the crystals dissolve, the hGH is released over an extended period. This allows ALTU-238 to be administered with a 29 or 30 gauge, insulin-like needle.

In addition, we have designed ALTU-238 to be manufactured using well-established equipment and processes consistent with other injectable protein products. We believe this will provide flexibility in the scale-up and commercial production of ALTU-238, if approved.

ALTU-238 Development Activities and Strategy

We have completed a Phase I clinical trial of ALTU-238 in healthy adults and a Phase II clinical trial in adults with growth hormone deficiency. The results of the completed trials are summarized in the tables below. Based on the results of these trials, we are planning a Phase Ic trial, which is intended to be a bridging study to confirm that our scaled-up manufacturing process produces crystallized growth hormone material that performs similarly to our ALTU-238 Phase I and Phase II clinical trial material. We believe that this study should confirm equivalence because we believe our technology does not alter the underlying human growth hormone. After the Phase Ic trial, we plan to advance ALTU-238 into a Phase II trial and then a Phase III clinical trial in growth hormone deficient children, as well as a Phase III clinical trial in growth hormone deficient adults.

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
• 7 daily injections of Nutropin AQ, a daily, FDA-approved hGH product, at a dose of 2.4 mg of hGH, administered to 6 subjects;
• a single injection of Nutropin AQ at a dose of 3.5 mg of hGH, administered to 6 subjects; and
• a single injection of placebo, administered to 8 subjects.
Administration	Each regimen was administered to patients as a subcutaneous injection.
Safety Results	ALTU-238 was generally well tolerated and easily administered through 29 and 30 gauge needles. There were no serious adverse events reported in the clinical trial, and the percentage of subjects who experienced adverse events was comparable among treatment groups. Subjects across all treatment groups, including subjects receiving Nutropin AQ and placebo, experienced injection site reactions, the most common of which were redness, hardening of the skin and swelling.
Clinical Activity Results	We observed a dose-dependent rise in hGH and IGF-1 concentrations following a single dose of ALTU-238. The pharmacokinetic profile of ALTU-238 at a dose of 16.8 mg indicated that the maximum concentration of hGH in the blood was achieved in approximately 51 hours and was less than the maximum concentration of hGH in the blood from a daily dose of 2.4 mg of Nutropin AQ. The IGF-1 pharmacodynamic profile over a seven-day period after a single injection of ALTU-238 at a dose of 16.8 mg was comparable to that observed with the same aggregate amount of hGH delivered through seven daily injections of Nutropin AQ.

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
A dose response was observed for both the maximum concentration and the total concentration for hGH and IGF-1 in the blood between the 5.6 mg and 11.2 mg dose levels. As a result, we believe the dose to patients can be adjusted without causing unexpectedly large changes in blood levels of either hGH or IGF-1. In addition, the IGF-1 profiles of the patients were relatively unchanged following 3 weekly injections, indicating that maximum IGF-1 concentration levels will be maintained in a consistent range following repeated weekly dosing with ALTU-238.

The pharmacokinetic and pharmacodynamic results from the Phase II clinical trial confirmed our view as to the appropriateness of once weekly dosing of ALTU-238 in adults with growth hormone deficiency and we believe that ALTU-238, if approved, can be administered once weekly.

Future Clinical Development

We have met with the FDA and EMEA to discuss the results of our Phase I and II clinical trials and future clinical development of ALTU-238 in growth hormone deficient adults in pediatric patients.

ALTU-237 for Treatment of Hyperoxalurias and Kidney Stones

ALTU-237 is an orally-administered crystalline formulation of an oxalate-degrading enzyme which we have designed for the treatment of hyperoxalurias including primary hyperoxaluria, enteric hyperoxaluria and kidney stones in individuals with a risk or history of recurrent kidney stones. Currently, there are limited effective pharmacological treatments for primary hyperoxaluria, enteric hyperoxaluria or recurrent kidney stones. We are currently conducting a Phase I clinical trial for ALTU-237.

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

Over-absorption of oxalate from the intestinal tract, or enteric hyperoxaluria, is often associated with intestinal diseases such as inflammatory bowel disease and cystic fibrosis, or may occur in patients following gastric bypass surgery. Primary hyperoxaluria is a rare, inherited and, if left untreated, fatal metabolic disease that results in the accumulation of oxalate in the body. Although there are variations in the disease, primary hyperoxaluria is characterized by the shortage of an enzyme in the liver, which results in excess levels of oxalate production in the body. Unfortunately, oxalate cannot be further metabolized, and it can only be eliminated from the body by the kidney, leading to an increase in urinary excretion, and causing hyperoxaluria. Based on prevalence data from an industry article, we estimate that between 1-in-60,000 and 1-in-120,000 children in North America and Europe are born with primary hyperoxaluria.

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

Preclinical Results

In a series of preclinical studies using rodent models, ALTU-237, delivered orally, demonstrated an ability to reduce oxalate levels in urine. One such study was designed to measure the impact of ALTU-237 on the reduction of hyperoxaluria in a genetic mouse model for primary hyperoxaluria. In this study, the mice were further challenged with ethylene glycol to mimic the human disease, which involves nephrocalcinosis, renal failure and potentially death. The four week study included 44 mice that received one of the following treatment regimens:

•	5mg, 25mg, or 80mg of ALTU-237 was orally administered to 11 mice at each dose

•	11 mice received no treatment and served as a control group

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

Based in part on these results, we believe ALTU-237 could be the first effective oral therapeutic agent specifically designed to reduce oxalate levels and prevent the formation of kidney stones. Furthermore, we believe that these results suggest that we may be able to use our proprietary protein crystallization technology to orally deliver enzymes to the gastrointestinal tract, where they can exert a therapeutic effect by drawing out toxic metabolites from the body. This therapeutic approach is currently utilized by some existing drugs. For example, Renagel, marketed by Genzyme Corporation, removes excess levels of phosphate in the body in patients with chronic kidney disease by delivering drug to the gastrointestinal tract, where it binds to the phosphate and removes it from the body. If we are successful in our design of ALTU-237, we believe that this program will provide a template for our other research and preclinical programs that are based on the same mechanism of action.

Phase I Clinical Trial

In the third quarter of 2007, we initiated a Phase I clinical trial of ALTU-237, which is titled “A Phase I, Single-Center, Double-blind, Placebo-Controlled, Dose Escalating Study Evaluating the Safety and Clinical Activity of ALTU-237 in Normal Healthy Adults on a Controlled, High Oxalate Diet.” The primary objective of this trial is to determine the safety and tolerability of escalating dose levels of ALTU-237 in normal healthy adults. Secondary objectives are to determine the clinical activity of escalating dose levels of ALTU-237, as measured by changes in urinary oxalate level in normal healthy adults on a controlled, high oxalate diet, and to identify a dose of ALTU-237 for future studies based on safety and clinical activity.

The study enrolled approximately 60 normal healthy adults that are being randomized into four cohorts. During a baseline period, subjects in each cohort consume a low oxalate, high calcium diet to establish a consistent, low urinary oxalate baseline level prior to treatment. After the baseline period, subjects are randomized at a 3:1 ratio to receive either ALTU-237 or placebo during a seven day, double blind treatment period. During this treatment period, subjects consume a high oxalate, low calcium diet. Dose escalation proceeds to the next higher dose only after the safety and tolerability of the lower dose is assessed. Safety assessments are performed throughout the study period and include physical examination, AE assessment, standard clinical laboratory testing (hematology, serum chemistry, coagulation and urine analysis), vital signs measurements, electrocardiogram testing, and concomitant medication assessment.

In addition to evaluating the safety of ALTU-237, we expect the trial to provide important information on the clinical activity of the product candidate. We also expect the broad range of doses to provide valuable information on the dose levels for future trials. We will evaluate clinical activity by examining oxalate excretion levels and the occurrence of crystals in urine. Finally, we will evaluate and compare the levels of oxalate in the urine of subjects from before and after they take ALTU-237, and we will make comparisons of these levels between the cohorts.

Our Preclinical Research and Development Programs

We are currently developing a pipeline of preclinical product candidates that are designed to either substitute protein that is in short supply in the body or degrade the toxic metabolites in the gut and remove them from the blood stream. We are developing all of these product candidates for oral delivery to address areas of unmet need in gastrointestinal and metabolic disorders, including an enzyme that degrades phenylalanine for the treatment of phenylketonuria and an enzyme that degrades urate for the treatment of gout. We believe that our proprietary, crystallized formulations of these product candidates will represent novel or improved therapies for the treatment of these disorders. Our two most advanced preclinical product candidates are described below.

ALTU-236 for Treatment of Hyperphenylalanemia

We are developing ALTU-236, an orally-administered enzyme replacement therapy designed to reduce the long-term effects associated with excess levels of phenylalanine, also known as hyperphenylalanemia. According to the National Institutes of Health, phenylketonuria, or PKU, which is the most severe form of hyperphenylalanemia, affects approximately 1-in-15,000 newborns in the United States. PKU is a rare, inherited, metabolic disorder that results from an enzyme deficiency that causes the accumulation of the amino acid phenylalanine in the body. If left untreated, PKU can result in mental retardation, swelling of the brain, delayed speech, seizures and behavior abnormalities. Virtually all newborns in the United States and in many other countries are screened prior to leaving the hospital for PKU. There is currently one approved drug to treat certain patients with PKU. However, the majority of patients suffering from PKU and hyperphenylalanemia are currently treated with a phenylalanine restricted diet. This diet is expensive and difficult to maintain and does not avoid many of the long-term effects of PKU. We are currently testing ALTU-236 in animal models.

ALTU-242 for Treatment of Gout

We are also developing ALTU-242, an orally-administered enzyme designed to reduce the long-term effects associated with excess levels of urate, the cause of gout. Excess levels of urate can precipitate and form crystals in joints causing a painful erosive arthritis commonly referred to as gout. Gout is a common disorder that affects at least 1% of the population in Western countries and is the most common inflammatory joint disease in men older than 40 years of age. We are currently testing ALTU- 242 in animal models. According to Ingenix, a division of United Healthcare, and based on incidence data extrapolated to the U.S. population, there are more than 1.6 million diagnoses of gout in the United States annually.

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

Once a protein is in the crystallized state, we formulate it for either oral or injectable delivery. For our product candidates that will be delivered orally, we use our crystallization technology to deliver proteins to the gastrointestinal tract, where they can exert their therapeutic effect locally. In situations where we need to confer a higher level of stability to a protein, such as in the lipase component of Trizytek, we cross-link protein molecules in crystals together using multi-functional cross-linking agents. For our product candidates that are injected, we use our crystallization technology to develop highly concentrated and stable proteins that can be formulated for extended release.

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

Collaborations

Cystic Fibrosis Foundation Therapeutics, Inc.

In February 2001, we entered into a strategic alliance agreement with CFFTI, an affiliate of the Cystic Fibrosis Foundation. Under this agreement, which was amended in 2001 and 2003, we and CFFTI have agreed to collaborate for the development of Trizytek and specified derivatives of Trizytek in North America for the treatment of malabsorption due to exocrine pancreatic insufficiency in patients with cystic fibrosis and other indications. The agreement, in general terms, provides us with funding from CFFTI for a portion of the development costs of Trizytek upon the achievement of specified development and regulatory milestones, up to a total of $25.0 million, in return for specified payment obligations described below and our obligation to use commercially reasonable efforts to develop and bring Trizytek to market in North America for the treatment of malabsorption due to exocrine pancreatic insufficiency in patients with cystic fibrosis and other indications. CFFTI has also agreed to provide us with reasonable access to its network of medical providers, patients, researchers and others involved in the care and treatment of cystic fibrosis patients, and to use reasonable efforts to promote the involvement of these parties in the development of Trizytek. In connection with the agreement, we also issued CFFTI warrants to purchase a total of 261,664 shares of common stock at an exercise price of $0.02 per share. We believe that our relationship with the Cystic Fibrosis Foundation will help facilitate our development of Trizytek.

As of December 31, 2007, we had received a total of $18.4 million of the $25.0 million available under the agreement. In addition, we may receive an additional milestone payment of $6.6 million, less an amount determined by when we achieve the milestone. The alliance is managed by a steering committee, comprised of an equal number of representatives from us and CFFTI, which generally oversees the progress of our clinical development of Trizytek and reviews the schedule and achievement of milestones under our agreement.

Under the terms of the agreement, we granted CFFTI an exclusive license under our intellectual property rights covering Trizytek and specified derivatives for use in all applications and indications in North America, and CFFTI granted us back an exclusive sublicense of the same scope, including the right to grant further sublicenses. Our exclusive license to CFFTI continues in effect until the earliest to occur of our payment in full of all license fees due under the agreement, as described below; our termination of the agreement on account of a material default or bankruptcy of CFFTI; the parties’ mutual agreement not to proceed with development following a deadlock of the alliance steering committee; or the alliance steering committee’s determination that Trizytek is not safe or effective for the treatment of exocrine pancreatic insufficiency; or, solely due to scientific or medical reasons, that Trizytek should not be developed or marketed.

Our exclusive sublicense from CFFTI continues in effect until our license to CFFTI terminates or CFFTI terminates the agreement on account of our failure to meet specified milestones, our determination not to continue development after an unresolved deadlock of the alliance steering committee, or our material default or bankruptcy. If CFFTI terminates the agreement due to our breach, it would retain its exclusive license to Trizytek and our sublicense from CFFTI would terminate. Upon termination of the agreement by us due to a breach by CFFTI, the license granted to CFFTI by us to Trizytek will terminate.

If Trizytek is approved by the FDA, we are obligated to pay CFFTI a license fee equal to the aggregate amount of milestone payments we have received from CFFTI, plus interest, up to a maximum of $40.0 million, less the fair market value at the time of approval of the shares of stock underlying the warrants we issued to CFFTI. This fee, together with accrued interest, will be due in four annual installments, commencing 30 days after the approval date. We are required to pay an additional $1.5 million to CFFTI within 30 days after the approval date. In addition, we are obligated to pay royalties to CFFTI on worldwide net sales by us or our sublicensees of Trizytek for any and all indications until the expiration of specified United States patents covering Trizytek. We have the option to terminate our ongoing royalty obligation by making a one-time payment to CFFTI, but we currently do not expect to do so. We are also required to pursue, prosecute, maintain and defend all patents covered by the agreement at our own expense.

Dr. Falk Pharma GmbH

In December 2002, we entered into a development, commercialization and marketing agreement with Dr. Falk Pharma GmbH, or Dr. Falk, for the development by us of Trizytek and the commercialization by Dr. Falk of Trizytek, if approved, in Europe, the countries of the former Soviet Union, Israel and Egypt. Under the agreement, we granted Dr. Falk an exclusive, sublicensable license under specified patents that cover Trizytek to commercialize Trizytek for the treatment of symptoms caused by exocrine pancreatic insufficiency.

In June 2007, we reacquired from Dr. Falk the development and commercialization rights to Trizytek and ended the development and commercialization collaboration in Europe and countries of the former Soviet Union, Israel and Egypt. Dr. Falk and we had differing views regarding the optimal development and commercialization path for Trizytek, and ultimately concluded that acquisition of the development and commercialization rights by us would be in the best interest of both parties.

Under the termination agreement, we regained control of all of the assets created in the collaboration. In addition, Dr. Falk has agreed to transfer the July 2004 Orphan Medicinal Product Designation granted to Dr. Falk by the European Agency for the Evaluation of Medicinal Products. In exchange, we will pay Dr. Falk €12.0 million over three years. As of the termination of the collaboration agreement, we had received a total of €11 million in milestone payments from Dr. Falk. Had we continued the collaboration with Dr. Falk, we could have received an additional €15 million in potential milestone payments based upon the achievement of specified clinical and regulatory milestones, and we would have had the right to receive royalties on net sales of Trizytek by Dr. Falk and to supply bulk capsules of Trizytek to Dr. Falk.

Genentech, Inc.

In December 2006, we entered into a collaboration and license agreement with Genentech relating to the development, manufacture and commercialization of ALTU-238 and other pharmaceutical products containing crystallized hGH using our proprietary technology. The collaboration and license agreement covered development and commercialization rights for ALTU-238 in North America. Genentech had an option to extend the collaboration globally by providing notice to us within a specified timeframe. In consideration of the rights granted to Genentech under the agreement, Genentech paid us $15.0 million. In connection with the agreement, Genentech also purchased 794,575 shares of our common stock on February 27, 2007 for an aggregate purchase price of $15.0 million.

On December 19, 2007, Genentech and we entered into an agreement terminating the collaboration effective December 31, 2007. Under the termination agreement, we reacquired the North American development and commercialization rights to ALTU-238, and the option to expand the agreement to a global agreement expired unexercised. In addition, Genentech agreed to provide, for a limited time, supplies of hGH for future ALTU-238 clinical development in North America and for clinical development and commercial purposes outside North America and to pay us a $4.0 million termination payment to fund the transition of the project back to us. During the period of the collaboration, we incurred $10.1 million of costs relating to the development of ALTU-238 which were paid or estimated to be due to us by Genentech. Upon commercialization, Genentech will be entitled to a nominal royalty on sales of ALTU-238. Our goal is to resume ALTU-238 clinical trials by mid-2008.

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

Amano

Amano Enzyme, Inc., or Amano, manufactures our clinical supplies of the crystallized and cross-linked lipase, the crystallized protease, and the amylase enzymes that comprise the active pharmaceutical ingredients, or APIs, for Trizytek.

Amano has built a plant near Nagoya, Japan to produce the enzymes for Trizytek in large-scale batches using microbial fermentation. The plant has not been inspected or approved by the FDA, EMEA or the Japanese Ministry of Health, Labour and Welfare. Amano has supplied the APIs for Trizytek for our non-clinical and clinical trials to date and has agreed to supply us with APIs for our Phase III clinical trial and additional toxicology studies at a specified transfer price. We use a third party, Patheon Inc., to perform fill, finish and packaging services for Trizytek.

Under the terms of our original agreement with Amano, each party contributed technology used for the production of the APIs in Trizytek. Each party owns intellectual property created solely by it, and jointly owns any intellectual property created jointly. In connection with our entry into the agreement with Lonza Ltd., or Lonza, described below, Amano has agreed to transfer technology relating to Trizytek to Lonza.

On December 20, 2007, we and Amano entered into an additional agreement. Under this agreement, Amano granted to us a royalty-bearing license to technology owned by Amano to manufacture proteins in bulk form for use by us in preparing the supply of Trizytek for clinical and commercial purposes. The agreement grants to Amano an option to supply a portion of our requirements for such proteins for clinical and commercial purposes. The agreement also provides that Amano will provide regulatory, technology transfer and other support to us in connection with the development and registration of Trizytek. Under our agreements, Amano may not sell the APIs used in Trizytek to third parties for use in specified competitive products.

Lonza

In November 2006, we entered into a six-year manufacturing and supply agreement with Lonza for the manufacturing and supply of commercial quantities of the crystallized and cross-linked lipase, the crystallized protease and the amylase enzymes that comprise the APIs for Trizytek. This agreement provides for the transfer of manufacturing technology to Lonza, the installation of specialized manufacturing equipment for the manufacturing process, the validation of the manufacturing facility, and the supply of these enzymes for commercial purposes. We plan to continue to use a third party to perform fill, finish and packaging services for the commercial supply of Trizytek.

Under the agreement, Lonza has agreed to manufacture the APIs in accordance with defined specifications and applicable cGMP and international regulatory requirements. Subject to customary notice, reservation and forecasting procedures, Lonza has agreed to reserve capacity at its facility for supply of the APIs that we believe will meet our needs for APIs for use in the commercial launch of Trizytek. We must provide binding purchase orders to Lonza annually, and we have committed to purchase a specified number of batches, and a specified percentage of our requirements, from Lonza during specified periods. However, if Lonza is unable to meet specified production and delivery requirements, we have the right to reduce payments or engage third-party suppliers, depending on the extent of the shortfall. If Lonza builds or acquires more capacity that is appropriate for the manufacture of the APIs, we agreed to use commercially reasonable efforts to purchase additional batches of the APIs from Lonza.

The agreement is subject to automatic renewal at the expiration of its six-year term for successive two year terms unless we provide Lonza with notice prior to expiration of each term of our decision to terminate. Each party has the right to terminate the agreement upon the occurrence of an uncured material breach or the bankruptcy of the other party. We have the right to terminate the agreement in the event that we cease development or commercialization of Trizytek due to toxicity, efficacy or other technical or business considerations, in which case we must make a payment to Lonza if we have not already purchased from Lonza a specified value of APIs. Lonza has the right to terminate the agreement in the event that we do not order a defined quantity of enzymes for delivery from the capacity reserved for us by Lonza for the production of

Trizytek. Lonza also has the right to terminate the agreement if we fail to arrange for the delivery of certain materials and technology that are necessary for Lonza to manufacture the enzymes in accordance with the specifications for production.

ALTU-238

Prior to entering into the Genentech collaboration, we purchased hGH from Sandoz GmbH, or Sandoz, a subsidiary of Novartis AG. However, under the termination agreement with Genentech, Genentech agreed to supply the hGH for the continued clinical development of ALTU-238 in North America and for clinical development and commercial purposes outside North America for a limited period of time. We are currently evaluating sources for a long term hGH supply.

We have completed small-scale cGMP runs of ALTU-238 at a contract manufacturer for our completed Phase I and II clinical trials. However, we will need to produce ALTU-238 for our future clinical trials at a larger scale. To do so, we entered into a drug production and clinical supply agreement with Althea Technologies, Inc., or Althea, in August 2006. Under this agreement, Althea has agreed to modify an existing production facility, and test and validate its manufacturing operations for the production of ALTU-238. Althea initiated the testing and validation of the facility in 2007 and we expect to complete validation and produce ALTU-238 for our future clinical trials in the first half of 2008. The agreement terminates following the production of a defined number of manufacturing runs of ALTU-238, from which we intend to supply planned clinical trials. The agreement is subject to early termination by either party in the event of an uncured material breach by or bankruptcy of the other party. Althea’s liability to us for any breach of the agreement is limited to an obligation to replace those products which do not conform to requirements.

In addition, we and Althea have agreed to negotiate an agreement under which Althea will provide ALTU-238 for commercial supply. Alternatively, if within one year after the termination or expiration of the agreement, other than a termination due to Althea’s uncured breach, we enter into an agreement with a third party to provide commercial supply of ALTU-238, we must make a one-time payment to Althea.

Sales and Marketing

We periodically review our product candidates to determine the most appropriate commercialization strategy for each product candidate. If we receive regulatory approval for any of our product candidates that we believe we can effectively commercialize ourselves, we would build a focused sales and marketing organization in order to commercialize those product candidates. Our sales and marketing strategy is comprised of the following elements:

•	Build our own North American sales force. We plan to establish a commercial infrastructure and targeted specialty sales force to market our product candidates in North America. Our sales efforts for Trizytek, if approved, will initially be focused on the 500 pediatric pulmonologists who are in approximately 100 cystic fibrosis care centers throughout the United States, as well as the 5,000 key gastroenterologists and pancreatologists who prescribe products for exocrine pancreatic insufficiency. For ALTU-238, we would initially focus on the approximately 400 key prescribing pediatric endocrinologists and approximately 3,000 adult endocrinologists who treat patients with growth hormone deficiency. Because the target groups for ALTU-238 are primarily hospital-based and concentrated in major metropolitan areas, we believe that the market for ALTU-238 can be addressed with a specialized sales force that targets these key prescribers. We also plan to leverage our sales and marketing capabilities by targeting the same groups of physician specialists with multiple products that we bring to market either through our own development efforts or by in- licensing from others.

•	Assemble a commercial organization. We plan to continue to build a marketing, managed care and sales management organization to create and implement marketing strategies for Trizytek, ALTU-238 and other product candidates in our product pipeline. We expect that our marketing organization will oversee any products that we market through our own sales force and oversee and support our sales and reimbursement efforts. The responsibilities of the marketing organization will include developing educational initiatives with respect to approved products and establishing appropriate product messaging

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

If our clinical-stage product candidates are approved for commercial sale, they will compete with currently marketed drugs and potentially with drug candidates currently in development for the same indications, including the following:

•	Trizytek. If approved, Trizytek, the product candidate we are developing for the treatment of malabsorption due to exocrine pancreatic insufficiency, will compete with currently marketed porcine-derived pancreatic enzyme replacement therapies from Axcan Pharma, Johnson & Johnson, and Solvay Pharmaceuticals, as well as from generic drug manufacturers such as KV Pharmaceutical and IMPAX Laboratories. In April 2004, the FDA issued a notice that manufacturers of existing pancreatic enzyme replacement products will be subject to regulatory action if they do not obtain approved NDAs for these products by April 28, 2008. In October 2007, the FDA issued an update to the 2004 notice and announced that it has extended the deadline for unapproved pancreatic enzyme drug products from April 28, 2008 to April 28, 2010, but only if the manufacturers have investigational new drug applications on active status on or before April 28, 2008 and have submitted NDAs on or before April 28, 2009. We believe the FDA granted this extension in response to requests from the porcine enzyme manufacturers and to ensure the availability of pancreatic insufficiency drug products during the additional time needed by manufacturers to obtain marketing approval. This extension reinforces our belief that some porcine enzyme manufacturers may have difficulty meeting the FDA’s requirements, particularly the requirements relating to manufacturing processes and controls. In addition, we understand that Biovitrum, Eurand and Meristem Therapeutics have product candidates in clinical development that could compete with Trizytek. However, the product candidates from Biovitrum and Meristem contain only lipase and we believe that the product candidate from Eurand is porcine-derived. We understand that Eurand completed the initial submission of its rolling NDA filing for its porcine-derived product candidate in December 2007, and Axcan Pharma has completed the initial submission of its rolling NDA for its porcine-derived product candidate.

•	ALTU-238. If approved, ALTU-238, the product candidate we are developing as a once-weekly treatment for hGH deficiency and related disorders, will compete with approved hGH therapies from companies such as BioPartners, Eli Lilly, Genentech, Novo Nordisk, Pfizer, Sandoz, Serono and Teva Pharmaceutical Industries. In addition, we understand that ALTU-238 may compete with product candidates in clinical development from some of these companies and from others, including LG Life Sciences, which is developing a long-acting hGH therapy based on an encapsulated microparticle technology.

•	ALTU-237. If approved, ALTU-237, the product candidate we are developing for the treatment of hyperoxalurias, may compete with products in development at companies such as Amsterdam Molecular Therapeutics, Medix, NephroGenex, and OxThera.

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

Our patent portfolio includes patents and patent applications with claims relating to protein crystals, both cross-linked and non-cross-linked, as well as compositions of specific protein crystals, such as lipase and hGH, and methods of making and using these compositions. In addition, we currently have patent applications relating to compositions and formulations containing both cross-linked and non-cross-linked protein crystals and patent applications relating to some of our later stage pipeline products.

As of December 31, 2007, our patent estate on a worldwide basis includes 13 patents issued in the United States and 65 issued in other countries, many of which are foreign counterparts of our United States patents, as well as more than 100 pending patent applications, with claims covering all of our product candidates.

Four of our issued United States patents, expiring between 2014 and 2016, relate to Trizytek and have claims covering cross-linked protein crystals, cross-linked enzyme crystals and methods of using those crystals in enzyme and oral protein therapy. We also have five pending United States patent applications relating to Trizytek, which if issued as patents, would expire between 2017 and 2025. Some of these applications include claims covering a combination of lipase, protease and amylase in specific formulations and methods of treatment using these formulations. We also have 43 issued foreign patents, expiring between 2011 and 2021, relating to Trizytek and pending foreign patent applications, which if issued as patents, would expire between 2011 and 2025.

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

Five of our United States patents, which have claims covering cross-linked protein or enzyme crystals and methods of using those crystals in enzyme and oral protein therapy and methods of making cross-linked crystals with controlled dissolution properties, also relate to ALTU-237. These patents expire between 2014 and 2017. Additionally, we have two pending United States patent applications relating to ALTU-237, which if issued as patents, would expire between 2026 and 2027. Some of these applications include claims covering specific oxalate degrading enzyme formulations, methods of making formulations, and methods of treatment using these formulations.

Our patent estate includes patent applications relating to some of our other product candidates. These patent applications, assuming they issue as patents, would expire between 2021 and 2024. We also have eight other issued United States patents and various foreign counterparts that relate to cross-linked protein crystal biosensors, methods of using cross-linked crystals of thermolysin as a catalyst, stabilized protein crystals, protein crystal formulations as catalysts in organic solvents and cross-linked glycoprotein crystals.

We hold an exclusive, royalty-free, fully-paid license from Vertex to patents relating to cross-linked enzyme crystals, including the four issued United States patents relating to Trizytek and ALTU-237 and two other issued United States patents relating to biosensors and thermolysin, as well as to a number of corresponding foreign patents and patent applications and know-how, including improvements developed by Vertex or its collaborators through February 2004. Under this license, Vertex retains non-exclusive rights to use the licensed Vertex patents and know-how to develop and commercialize small molecule drugs for human or animal therapeutic uses. We also granted to Vertex a non-exclusive, royalty-free, fully-paid license, under our patents and know-how with respect to cross-linked protein crystals that we have acquired, developed or licensed through February 2004, for Vertex’s use in small molecule drug development and commercialization for human or animal therapeutic uses. The licenses with respect to patents, unless otherwise terminated earlier for cause, terminate on a country-by-country basis upon the expiration of each patent covered by the license.

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

Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacture is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, purity and potency. Before approving an NDA or BLA, the FDA will inspect the facility or facilities where the product is manufactured and tested.

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

Once an applicant is selected for participation in Pilot 2, the review division and the applicant will finalize an agreement on the nature of the timelines for feedback and interactions between the applicant and the FDA. Pilot 2 agreements and activities for each application continued through September 30, 2007, the pilot program completion date, unless (1) an NDA or BLA is submitted, (2) the applicant withdraws the product from the pilot program, or (3) the agreement is terminated by the FDA because the drug or biologic no longer meets the pre-application criteria or the applicant deviates significantly from the negotiated developmental plan or has other significant disagreements with the FDA.

As the Pilot 2 program has ended, we will continue to communicate with the FDA via the standard regulatory pathways.

In November 2003, Trizytek was granted a fast track designation for treatment of malabsorption in patients with partial or complete exocrine pancreatic insufficiency. In February 2004, Trizytek was accepted into the Pilot 2 program pending agreement on a schedule of interactions with the FDA.

Orphan Drug Designation

The FDA initially granted orphan drug designation for Trizytek. In June 2007, we were notified by the Office of Orphan Products Development of the FDA that the orphan drug designation granted in 2002 to Trizytek for the treatment of pancreatic insufficiency was revoked. The FDA based its decision on a finding that if all patients with HIV/AIDS who suffer from fat malabsorption due to pancreatic insufficiency, the patient population in the United States appears to exceed 200,000 persons and is thus ineligible for orphan drug designation. We believe that only a subset of patients with HIV/AIDS have fat malabsorption due to pancreatic insufficiency and that our original filing was correctly within the 200,000 person limit for this disease condition. The FDA, however, concluded otherwise. The principal anticipated advantage to us of an orphan drug designation was the availability of tax credits and the abatement of NDA filing fees. In addition, the holder of the first NDA approved for an orphan drug indication also receives marketing exclusivity for a period of seven years over other products that contain or constitute the same drug or active ingredient. We are not aware of other products in development that contain or constitute the same drug as Trizytek for orphan drug purposes. Given these facts and circumstances, we may consult with the Office of Orphan Products Development. If we conclude that re-filing with a more precisely defined indication has merit, we have the right to submit an application on or before the filing of an NDA. We may also conclude that the advantages of continuing to seek orphan drug designation may not be warranted.

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

We have not requested or received a Written Request for such pediatric studies, although we may ask the FDA to issue a Written Request for such studies in the future. To receive the six-month pediatric market exclusivity, we would have to receive a Written Request from the FDA, conduct the requested studies, and submit reports of the studies in accordance with a written agreement with the FDA or, if there is no written agreement, in accordance with commonly accepted scientific principles. The FDA may not issue a Written Request for such studies if we ask for one, and it may not accept the reports of the studies. The current pediatric exclusivity provision is scheduled to end on October 1, 2012, and it may not be reauthorized, or may be reauthorized in a more limited form.

FDA Policy on Drugs to Treat Exocrine Pancreatic Insufficiency

Drugs to treat exocrine pancreatic insufficiency have been marketed in the United States since before the passage of the FDCA in 1938. Most of these drugs were available as over the counter, or OTC, drug products. As part of an OTC drug review, and between 1979 and 1991, the FDA evaluated the safety and effectiveness of drug products used to treat exocrine pancreatic insufficiency. In July 1991, the FDA announced that it had concluded that all exocrine pancreatic insufficiency drug products, whether marketed on an OTC or a prescription basis, were new drugs for which an approved application would be required for marketing. On April 28, 2004, the FDA published a notice in the Federal Register reiterating its determination that all pancreatic extract drug products are new drugs requiring an approved NDA for marketing, indicating that they should be marketed as prescription drugs only, and stating that after April 28, 2008, any prescription exocrine pancreatic insufficiency drug product being marketed without an approved NDA will be subject to regulatory action. In October 2007, the FDA issued an update to the 2004 notice announcing that it has extended the deadline for unapproved pancreatic enzyme drug products from April 28, 2008 to April 28, 2010, but only if the manufacturers have investigational new drug applications on active status on or before April 28, 2008 and have submitted NDAs on or before April 28, 2009. We believe the FDA granted this extension in response to requests from the porcine enzyme manufacturers and to ensure the availability of pancreatic insufficiency drug products during the additional time needed by manufacturers to obtain marketing approval. This extension reinforces our belief that some of the porcine enzyme manufacturers may have difficulty meeting the FDA’s requirements, particularly the requirements relating to manufacturing processes and controls.

In 2006, the FDA issued the PEP Guidance. The PEP Guidance represents the FDA’s current thinking on the topic, but does not bind the FDA or any other person. An alternative approach may be used to submit an

NDA if the approach satisfies the requirements of the applicable law and regulations. The FDA has approved an NDA for only one pancreatic enzyme product, although the product is not currently on the market.

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

Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:

•	record-keeping requirements;

•	reporting of adverse experiences with the drug;

•	implementation of risk management plans and providing the FDA with updated safety and efficacy information;

•	drug sampling and distribution requirements;

•	notifying the FDA and gaining its approval of specified manufacturing or labeling changes;

•	complying with certain electronic records and signature requirements; and

•	complying with FDA promotion and advertising requirements.

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

As in the United States, we may apply for designation of our products as orphan drugs for the treatment of specific indications in the European Union before the application for marketing authorization is made. Orphan drugs in the European Union enjoy economic and marketing benefits, including a 10-year market exclusivity period for the approved indication for the same or similar drug, unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product. EMEA has granted Trizytek orphan drug designation.

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

Employees

We believe that our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2007, we had 160 employees, of whom 32 hold Ph.D. or M.D. degrees. We have 112 employees primarily engaged in research and development activities, and 48 primarily engaged in general, administrative and operations activities. We believe that relations with our employees are good. None of our employees is represented under a collective bargaining agreement.

On February 4, 2008, Sheldon Berkle, our President and Chief Executive Officer, resigned. The Chairman of our Board of Directors, David D. Pendergast, Ph.D., has been appointed to lead our senior management team on an interim basis, as Executive Chairman. We are currently recruiting a President and Chief Executive Officer.

ITEM 1A.	RISK FACTORS

Our business is subject to numerous risks. We cannot assure investors that our assumptions and expectations about our business will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those factors discussed below. We undertake no intention or obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.

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

We will require substantial future capital in order to continue to complete clinical development of and commercialize our clinical-stage product candidates, Trizytek, ALTU-238 and ALTU-237 and to conduct the research and development and clinical and regulatory activities necessary to bring our other product candidates into clinical development. Our future capital requirements will depend on many factors, including:

•	the progress and results of our Phase III clinical efficacy trial and long-term safety studies for Trizytek, our planned toxicology studies and any other studies we may initiate based on the results of these studies or additional discussions with regulatory authorities;

•	the results and costs of future clinical trials for ALTU-238 that we may initiate;

•	the progress and results of the Phase I clinical trial for ALTU-237 and any other trials we may initiate based on the results of this trial or additional discussions with regulatory authorities;

•	the timing, progress and results of ongoing manufacturing development work for Trizytek, ALTU-238 and ALTU-237;

•	the results of our preclinical studies and testing for our earlier stage research products and product candidates, and any decisions to initiate clinical trials if supported by the preclinical results;

•	the costs, timing and outcome of regulatory review of our product candidates in clinical development, and any of our preclinical product candidates that progress to clinical trials;

•	the cost of obtaining clinical and commercial supplies of APIs and finished drug product;

•	the costs of establishing commercial operations, including sales and marketing functions, should any of our product candidates approach marketing approval and/or be approved, and of establishing commercial manufacturing and distribution arrangements;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents, ensuring freedom to operate under any third party intellectual property rights, and defending intellectual property-related claims;

•	our ability to establish and maintain collaborative or other financing arrangements and obtain milestone, royalty and other payments from collaborators or third parties; and

•	the extent to which we acquire or invest in new businesses, products or technologies.

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

Based on our operating plans, we estimate that our net cash used in operating activities will be between $85 million and $95 million in 2008. We currently expect that our existing capital resources will be sufficient to maintain our current and planned operations into mid-2009. However, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need additional funds sooner than planned. In particular, because of the termination of our collaboration with Genentech, we will now be required to fund all costs related to the development of ALTU-238 unless and until we enter into a new collaboration agreement with another collaborative partner or secure alternative funding to support the development of this product candidate. The failure to obtain additional financing or enter into a new collaboration could lead to a delay in the planned clinical trials for ALTU-238.

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

If we receive FDA approval for Trizytek or related products, we must pay our collaborator, CFFTI, an amount equal to CFFTI’s aggregate funding to us plus interest, up to a maximum of $40.0 million, less the fair market value of the shares of common stock underlying the warrants we issued to CFFTI. This amount, together with accrued interest, will be due in four annual installments, commencing 30 days after the approval date. We will also be required to pay an additional $1.5 million to CFFTI within 30 days after the approval date. These initial payments to CFFTI, if we receive FDA approval of Trizytek, will be due before we receive revenue from any commercial sales of the product, which could require us to raise additional funds or make it difficult for us to make the payments in a timely manner. In addition, if Vertex, the holder of our redeemable preferred stock, elects to redeem those shares on or after December 31, 2010, we will be required to pay an aggregate of $7.2 million plus dividends accrued after that date. We may require additional funding to make any such payments. Funds for these purposes may not be available to us on acceptable terms, or at all.

We have a history of net losses, which we expect to continue for at least several years and, as a result, we are unable to predict the extent of any future losses or when, if ever, we will achieve, or be able to maintain, profitability.

We have incurred significant losses since 1999, when we were reorganized as a company independent from Vertex. At December 31, 2007, our accumulated deficit was $239.0 million and we expect to continue to incur losses for at least the next several years. We have only been able to generate limited amounts of revenue from license and milestone payments under our collaboration agreements, and payments for funded research and development, as well as revenue from products we no longer sell. We expect that our annual operating losses will continue to increase over the next several years as we expand our research, development and commercialization efforts.

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

We may seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaboration and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stock ownership interests will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. In addition, many of the warrants that we have issued contain anti-dilution provisions that result in the issuance of additional shares of common stock upon exercise, and thus further dilution, to the extent we issue or are deemed to issue equity at a per share price less than the exercise price of the warrants. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

Eurand, Meristem Therapeutics, and Solvay Pharmaceuticals have product candidates in development, some more advanced than Trizytek, that could compete with Trizytek. For example, Axcan Pharma completed the initial submission of the NDA for its porcine-derived pancrealipase product candidate and Eurand has completed the initial submission of its rolling NDA for its porcine-derived pancrealipase product candidate. If any of the existing porcine products is successful in satisfying the requirements of the FDA notice and obtains market approval, such product or products may share some of the competitive advantages that Trizytek may offer over the existing products and could generate significant sales and competition. Existing products to treat exocrine pancreatic insufficiency have been marketed in the United States since before the passage of the FDCA in 1938 and are currently marketed without FDA-approved NDAs. In 1995, the FDA issued a final rule requiring that these pancreatic enzyme products be marketed by prescription only, and in April 2004, the FDA issued a notice that manufacturers of these products will be subject to regulatory action if they do not obtain approved NDAs for their products by April 28, 2008. On October 26, 2007, the FDA provided additional notice to manufacturers of pancreatic enzyme products announcing that it has extended the required approval date for unapproved pancreatic enzyme products to April 28, 2010 as long as the manufacturers have INDs on active status on or before April 28, 2008 and have submitted NDAs on or before April 28, 2009. Despite the FDA’s announced position, the agency may not pursue regulatory action against these companies if they fail to meet the 2008 deadline because there are currently no other products on the market for the treatment of exocrine pancreatic insufficiency. The level of competition that Trizytek, if approved, will face from these products in the United States will depend on whether the manufacturers of these products obtain approved NDAs by the deadline set by the FDA and, if they are unable to do so, whether the FDA takes regulatory action against these manufacturers and the nature of any such action. The nature of the competition that Trizytek, if approved, faces from existing pancreatic enzyme products could affect the market acceptance of Trizytek or require us to lower the price of Trizytek, which would negatively impact our margins and our ability to achieve profitability.

•	ALTU-238. If approved, ALTU-238, the product candidate we are developing as a once-weekly treatment for human growth hormone, or hGH deficiency and related disorders, will compete with existing approved hGH therapies from companies such as BioPartners, Eli Lilly, Genentech, Merck Serono, Novo Nordisk, Pfizer, Sandoz, and Teva Pharmaceutical Industries. In addition, we understand that ALTU-238 may compete with product candidates in clinical development from some of these companies and others, including LG Life Sciences, which is developing a long-acting hGH therapy based on an encapsulated microparticle technology.

•	ALTU-237. If approved, ALTU-237, the product candidate we are developing for the treatment of hyperoxalurias, may compete with product candidates in development at companies such as Amsterdam Molecular Therapeutics, Medix, NephroGenex, and OxThera.

We may not be successful in maintaining our existing collaboration or in establishing and maintaining additional collaborations on acceptable terms, which could adversely affect our ability to develop and commercialize our products.

An element of our business strategy is to establish collaborative arrangements with third parties, particularly with regard to development, regulatory approval, sales, marketing and distribution of our products outside of North America. We currently have one collaboration with CFFTI for Trizytek. We may also collaborate with other companies to accelerate the development of some of our early-stage product candidates, to co-commercialize our product candidates in North America in instances where we believe that a larger sales and marketing presence will expand the market or accelerate penetration, or to advance other business objectives. The process of establishing new collaborative relationships is difficult, time-consuming and involves significant uncertainty. We face, and will continue to face, significant competition in seeking appropriate collaborators. Moreover, if we do establish collaborative relationships, our collaborators may fail to fulfill their responsibilities or seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, a change in business strategy, a change of control or other reasons. In the event of a termination, we may incur termination payments or other expenses in connection with any reacquisition of rights. If we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of funding.

For example, under our collaboration agreement with CFFTI, we have received significant funding for the development of Trizytek. We are also eligible to receive an additional payment if we achieve a specified milestone under the agreement. Additionally, the collaboration provides us with access to the Cystic Fibrosis Foundation’s network of medical providers, patients, researchers and others involved in the care and treatment of cystic fibrosis patients. Our agreement with CFFTI provides for an exclusive license from us to CFFTI, and an exclusive sublicense back with a right to further sublicense from CFFTI, of intellectual property rights covering the development and commercialization of Trizytek in North America. The agreement with CFFTI requires us to use commercially reasonable efforts to develop and commercialize Trizytek in North America for the treatment of malabsorption due to exocrine pancreatic insufficiency in patients with cystic fibrosis and other indications. We are also required to meet specified milestones under the agreement by agreed upon dates. If we are unable to satisfy our obligations under the agreement, we may lose further funding under the agreement and lose our exclusive sublicense to Trizytek in North America, which will materially harm our business.

In addition, in December 2007, Genentech and we terminated our collaboration and license agreement, under which Genentech had agreed to fund the continued development and commercialization of ALTU-238 in North America. Because of the termination, we will not earn the milestones that were payable under the agreement, and we are now responsible for all the development costs for ALTU-238. As a result, we must now fund the further development of ALTU-238 and will require additional financing or a new collaborative partner to advance the ALTU-238 program into Phase III clinical trials.

If we enter into new collaborative agreements, our collaborators and we may not achieve our projected research and development goals in the time frames we announce and expect, which could have an adverse impact on our business and could cause our stock price to decline.

If we enter into new collaborative agreements for our product candidates, we expect to set goals for and make public statements regarding the timing of activities, such as the commencement and completion of preclinical studies and clinical trials, anticipated regulatory approval dates and developments and milestones under those collaboration agreements. The actual timing of such events can vary dramatically due to a number of factors such as delays or failures in our or our collaborators’ preclinical studies or clinical trials, delays or failures in manufacturing process development activities or in manufacturing product candidates, the amount of time, effort and resources to be committed to our programs by our future collaborators and the uncertainties inherent in the regulatory approval process. We cannot be certain that our or our collaborators’ preclinical studies and clinical trials will advance or be completed in the time frames we announce or expect, that our collaborators or we will make regulatory submissions or receive regulatory approvals as planned or that our collaborators or we will be able to adhere to our current schedule for the achievement of key milestones under any of our internal or collaborative programs. If our collaborators or we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected and the price of our common stock could decline.

Risks Related to Development of Our Product Candidates

If we, or if we enter into collaborative agreements, our collaborators, are unable to commercialize our lead product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our time and financial resources to date in the development of oral and injectable crystallized protein therapies, including Trizytek, ALTU-238, and ALTU-237, for the treatment of gastrointestinal and metabolic disorders. Our ability and the ability of a collaborative partner to develop and commercialize our product candidates successfully, and therefore our ability to generate revenues, will depend on numerous factors, including:

•	successfully scaling up the manufacturing processes for our product candidates, successfully completing stability testing and release of our product candidates, and obtaining sufficient supplies of, our product candidates, in order to complete our clinical trials and toxicology studies on a timely basis;

•	receiving marketing approvals from the FDA and foreign regulatory authorities;

•	arranging for commercial-scale supplies of our product candidates with contract manufacturers whose manufacturing facilities operate in compliance with current good manufacturing practice regulations, or cGMPs, including the need to scale up the manufacturing process for commercial scale supplies;

•	establishing sales, marketing and distribution capabilities on our own, through collaborative agreements or through third parties;

•	obtaining commercial acceptance of our product candidates, if approved, in the medical community and by third-party payors and government pricing authorities; and

•	establishing favorable pricing from foreign regulatory authorities.

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

We have not yet completed Phase III clinical trials for any of our product candidates in clinical development, and we have not advanced, and may never advance, our product candidates that are currently in preclinical testing into clinical trials. We have completed a Phase II clinical trial for the capsule form of Trizytek and initiated a Phase III efficacy trial in May 2007. In order for Trizytek to be approved by the FDA, we will be required to demonstrate in the Phase III efficacy trial, to a statistically significant degree, that Trizytek improves absorption of fat in patients suffering from malabsorption as a result of exocrine pancreatic insufficiency. We will also be required to demonstrate the safety of Trizytek in a long-term study and have commenced two Phase III studies of Trizytek to evaluate its long-term safety. However, we may not be successful in meeting the primary or secondary endpoints for the Phase III efficacy trial or the goal of the long-term safety studies. The possibility exists that even if these trials are successful, we may still be required or may determine it is desirable to perform additional studies for approval or in order to achieve a broad indication for the labeling of the drug. In addition, we will need to complete specified toxicology studies in animals before submitting an NDA, and the results of those studies may not demonstrate sufficient safety.

The ability to continue to recruit and enroll patients in our Phase III clinical trial and our safety studies for Trizytek depends on the availability and willingness of patients to participate in experimental research, the conduct of recruitment activities that respect human subject protection, and recommendations by physicians to their patients to participate in our clinical trials. We have limited experience from conducting earlier stage clinical trials, and we are still developing our capabilities to conduct Phase III clinical trials, which usually involve a larger number of patients. In addition, in the execution of any Phase III clinical trial, we intend to rely in part on third party contractors to assist with these activities. The design of our Phase III clinical trial for Trizytek includes two in-hospital participation periods as well as one off-enzyme period for all patients and an additional off-enzyme period for half of the patients, which may make it difficult to enroll patients and, if enrolled, may cause them to drop out of the trial. In-hospital periods can be inconvenient, and off-enzyme periods can be uncomfortable for these patients. The design of our safety studies for Trizytek requires patients to participate for approximately 12 months. It is possible that some subjects may decide, after they have enrolled, that they no longer wish to participate in the trial, which could require us to enroll new patients at a later date, thereby delaying completion of the trial. Any predictions about the timing of enrollment or the completion of clinical trials are subject to the risks inherent in these activities.

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

In connection with our completed Phase II clinical trial of Trizytek, there was one serious adverse event considered by an investigator in our clinical trials as probably or possibly related to treatment with that product candidate. As the size of our clinical trials increase or the medical conditions of the population in which we are testing our products vary, the potential for serious or other adverse events related or unrelated to our product candidates could vary and possibly increase.

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

If the incidence of these events increases in number or severity, if a regulatory authority believes that these events constitute an adverse effect caused by the drug, or if other effects are identified either during future clinical trials or after any of our drug candidates are approved and on the market:

•	we may be required to conduct additional pre-clinical or clinical trials, make changes in clinical trial brochures or, if a product is approved, make changes to the labeling of any such products, reformulate any such products, or implement changes to or obtain new approvals of our or our contractors’ or collaborators’ manufacturing facilities or processes;

•	regulatory authorities may be unwilling to approve our product candidates or may withdraw approval of our products;

•	we may experience a significant drop in the sales of the affected products;

•	our reputation in the marketplace may suffer; and

•	we may become the target of lawsuits, including class action suits.

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

We may encounter problems with our ongoing or planned clinical trials that could cause us or a regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events or factors, including any of the following, could delay the completion of our ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate, including our clinical-stage product candidates:

•	conditions imposed by us or imposed on us by the FDA or any foreign regulatory authority regarding the scope or design of our clinical trials;

•	delays in obtaining, or our inability to obtain or maintain, required approvals from institutional review boards, or IRBs, or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	delays in the completion of manufacturing development work for our product candidates, such as the delays we experienced in 2006 relating to Trizytek and ALTU-238;

•	any dispute that arises under our current or future collaborative agreements or our agreements with third parties;

•	insufficient supply or deficient quality of our product candidates or other materials necessary to conduct our clinical trials;

•	difficulties enrolling subjects in our clinical trials, including, for example, recruiting patients in our Phase III trials for Trizytek, or finding pediatric subjects with hGH deficiency who have not previously received hGH therapy for our pediatric trials of ALTU-238;

•	negative or inconclusive results from clinical trials, or results that are inconsistent with earlier results, that necessitate additional clinical studies;

•	serious or unexpected side effects experienced by subjects in clinical trials; or

•	failure of our third-party contractors or our investigators to comply with regulatory requirements or otherwise meet their contractual obligations to us in a timely manner.

Our clinical trials and those of our collaborators may not begin as planned, may need to be redesigned, and may not be completed on schedule, if at all. For example, on July 24, 2006, we announced that we expected to perform additional manufacturing development work before initiating the planned Phase III clinical trial of Trizytek in order to ensure a consistent production process for that product candidate. In addition, on that same date, we announced that the schedule for delivery of equipment for the production of ALTU-238 had been delayed due to several changes to the design specifications for that equipment, which would result in a delay in the initiation of planned Phase III trials of ALTU-238. In addition, in December 2007, we announced that Genentech and we had terminated our ALTU-238 collaboration agreement. This may result in a delay in our planned clinical trials, and preclude our ability to enter into Phase III clinical trials unless we are able to procure additional funds to finance the costs of such trials. Delays in our clinical trials may result in increased development costs for our product candidates, which could cause our stock price to decline and could limit our ability to obtain additional financing. In addition, if one or more of our clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial advantage, profitability or viability of our product candidates, including our clinical-stage product candidates, could be significantly reduced.

Conducting clinical studies in Eastern Europe involves risks not typically associated with U.S. studies which may result in timing, cost and/or quality problems in our planned clinical trials for our product candidates.

We have enrolled several patients from Eastern Europe into our Phase III clinical trials for Trizytek and expect that a significant number of the patients in our upcoming clinical trials for ALTU-238 will be enrolled in Eastern European countries. We plan to conduct these trials in compliance with good clinical practices. However, ensuring compliance with good clinical practices at Eastern European clinical sites will involve risks, including risks associated with language barriers and the fact that some European clinical investigators have only limited experience in conducting clinical studies in accordance with standards set forth by the FDA and the European Medicines Agency, or EMEA. Although we will seek to mitigate this risk by monitoring and auditing the ongoing performance of our studies, using both our employees and outside contract research organizations, to ensure compliance with good clinical practices and all other regulatory requirements, we may not be able to mitigate these risks effectively. Failure to attain and document good clinical practices compliance would adversely impact the value of any data generated from these trials. In addition, should it require more time or money than we currently anticipate to perform any required site training, monitoring or auditing activities, these trials could be delayed, exceed their budgets, or both, which could have a material adverse impact on our business.

We may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable indications or therapeutic areas for our product candidates.

We have limited technical, managerial and financial resources to determine the indications on which we should focus the development efforts related to our product candidates. We may make incorrect determinations. Our decisions to allocate our research, management and financial resources toward particular indications or therapeutic areas for our product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also be incorrect and could cause us to miss valuable opportunities. For example, we will need to allocate our financial, capital and human resources among Trizytek, ALTU-238 and ALTU-237, and our preclinical product candidates. If we invest in the advancement of a candidate which proves not to be viable, we will have fewer resources available for potentially more promising candidates. In particular, because we are now solely responsible for the development of ALTU-238, we will need to commit additional financial and human resources to the ALTU-238 program. Because our resources are limited, we may be unable to commit the necessary resources to this program without negatively impacting other programs.

Risks Related to Regulatory Approval of Our Product Candidates and Other Government Regulations

If we or our future collaborators do not obtain required regulatory approvals, we will be unable to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

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

Failure to obtain regulatory approvals or to comply with regulatory requirements in foreign jurisdictions would prevent us or any collaborator from marketing our products internationally.

We intend to have our product candidates marketed outside the United States. In order to market products in the European Union and many other non-United States jurisdictions, our collaborators or we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. We have no experience in obtaining foreign regulatory approvals for our product candidates. The approval procedures vary among countries and can involve additional and costly preclinical and clinical testing and data review. The time required to obtain approval in other countries may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Our collaborators or we may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could harm our business and result in decreased revenues from the sale of products or from milestones or royalties associated with any collaboration agreements we may enter into in the future.

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

If we are slow to adapt, or are unable to adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, we may lose marketing approval for our products when and if any of them are approved, resulting in decreased revenue from milestones, product sales or royalties.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates or any of the compounds that we are testing in our preclinical programs, and we lack the internal resources and the capabilities to do so. As a result, we currently rely, and we expect to rely in the future, on third-party manufacturers to supply the active pharmaceutical ingredients, or APIs, for our product candidates and to produce and package final drug products, if and when they are approved for marketing. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including:

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

We currently rely on two contract manufacturers to provide us with Trizytek for our Phase III clinical trials. Amano Enzyme Inc., or Amano, located in Nagoya, Japan, is the sole supplier of the enzymes that comprise the APIs for Trizytek. Patheon Inc., or Patheon, located in Ontario, Canada, is the sole manufacturer of the Trizytek drug product which contains the three APIs. Both Amano and Patheon have only supplied us with materials for our clinical trials and our toxicology studies. In addition, Amano’s manufacturing facility that produces the APIs for Trizytek has not been inspected or approved by the FDA, EMEA or the Japanese Ministry of Health, Labour and Welfare. Pursuant to our agreement with Amano, it has notified us that it will not be the primary manufacturer of the APIs for the initial commercial supply of Trizytek, but it may elect to supply some of the APIs for Trizytek in the future. Any dispute over the terms of, or decisions regarding, our collaboration with Amano or other adverse developments in our relationship with Amano would materially harm our business and might accelerate our need for additional capital.

We entered into an agreement with Lonza in November 2006 for the commercial scale-up and supply of Trizytek. We are in the process of working with Lonza to transfer from Amano and us the technology required to manufacture the APIs for Trizytek. Switching manufacturers requires the cooperation of Amano, training of personnel, sourcing and quality assurance of key raw materials, and validation of Lonza’s processes. Neither Lonza’s nor Amano’s facilities has been inspected or approved by the FDA, the EMEA or other relevant regulatory authorities. Changes in manufacturing processes or procedures, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval from the FDA and satisfaction of comparable foreign requirements. This review may be costly and time-consuming and, if we obtain the required marketing approvals, could delay or prevent the launch of a product. If we are unable to successfully transition the manufacture of the APIs for Trizytek from Amano and ourselves to Lonza, our commercialization of Trizytek could be delayed, prevented or impaired and the costs related to Trizytek may increase. In addition, if Amano elects to become a commercial supplier of Trizytek, we will have the added difficulty of managing two suppliers of the same materials.

With respect to ALTU-238, we have purchased the hGH, the API in ALTU-238, for our prior clinical trials from Sandoz. In February 2008, we purchased hGH from a third-party supplier for both our Phase Ic trial and our Phase II pediatric trial. The Phase Ic trial is designed to confirm that ALTU-238 material produced at the current manufacturing scale performs similarly to the material used in previous ALTU-238 Phase I and Phase II trials. We have not identified a long term supplier for the hGH that we will need for our future Phase III trials and commercial needs, and we cannot be sure that we will be able to enter into an agreement with a suitable alternative supplier on suitable terms, or at all.

We have an agreement with Althea for Althea to use the hGH supplied to it to produce the clinical supplies for our planned clinical trials of ALTU-238. We have transferred the manufacturing process for ALTU-238 to Althea and are currently validating this process. Furthermore, prior to the initiation of manufacturing activities for ALTU-238 at Althea we will need to complete additional activities including the testing and qualification of specialized manufacturing equipment specific to ALTU-238. Delays in these activities, particularly in the delivery of specialized manufacturing equipment, have in the past delayed our clinical trials of ALTU-238 and unsuccessful testing, qualification and performance of such equipment could further delay the planned clinical trials for ALTU-238 and result in additional unforeseen expenses.

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

We do not have any agreements in place to manufacture our product candidates, other than the APIs for Trizytek, on a commercial scale. In order to commercialize these product candidates, our existing suppliers will need to scale up their manufacturing of our product candidates and/or transfer the technology to a commercial supplier. We may be required to fund capital improvements to support scale-up of manufacturing and related activities. Our existing manufacturers may not be able to increase their manufacturing capacity successfully for any of our product candidates for which we obtain marketing approval in a timely or economic manner, or at all. We may need to engage other manufacturers to provide commercial supplies of our product candidates. It may be difficult for us to enter into commercial supply arrangements on a timely basis or on acceptable terms, which could delay or prevent our ability to commercialize our product candidates. If our existing manufacturers are unable or unwilling to increase their manufacturing capacity or we are unable to establish alternative arrangements, the development and commercialization of our product candidates may be delayed or there may be a shortage in supply.

Any performance failure on the part of a contract manufacturer could delay clinical development or regulatory approval of our product candidates or commercialization of any approved products.

The failure of a contract manufacturer to achieve and maintain high manufacturing standards could result in patient injury or death, product liability claims, product recalls, product seizures or withdrawals, delays or failures in testing or delivery, cost overruns, failure of regulatory authorities to grant marketing approvals, delays, suspensions or withdrawals of approvals, injunctions, fines, civil or criminal penalties, or other problems that could seriously harm our business. Contract manufacturers may encounter difficulties involving production yields, quality control and quality assurance. These manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies which audit strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. However, we or a future collaborator may have limited control over third-party manufacturers’ compliance with these regulations and standards. Present or future manufacturers might not be able to comply with cGMP and other FDA or international regulatory requirements.

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

Because we may enter into in the future sales or collaboration transactions, we may be dependent upon our collaborators, and we may be unable to prevent them from taking actions that may be harmful to our business or inconsistent with our business strategy.

Any future licensing and collaboration agreements that we may enter into with respect to our product development candidates may reduce or eliminate the control we have over the development and commercialization of our product candidates. Our future collaborators may decide to terminate a development program under circumstances where we might have continued such a program, or may be unable or unwilling to pursue ongoing development and commercialization activities as quickly as we would prefer. A collaborator may follow a different strategy for product development and commercialization that could delay or alter development and commercial timelines and likelihood of success. A collaborator may also be unwilling or unable to fulfill its obligations to us, including its development and commercialization responsibilities. Any future collaborators will likely have significant discretion in determining the efforts and level of resources that they dedicate to the development and commercialization of our product candidates. In addition, although we seek to structure our agreements with potential collaborators to prevent the collaborator from developing and commercializing a competitive product, we are not always able to negotiate such terms and the possibility exists that our collaborators may develop and commercialize, either alone or with others or through an in-license or acquisition, products that are similar to or competitive with the products that are the subject of the collaboration with us. If any collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the development, regulatory approval or commercialization of our product candidate would be delayed or may not occur and our business and prospects could be materially and adversely affected for that reason. Likewise, if we fail to fulfill our obligations under a collaboration and license agreement, our collaborator may be entitled to damages, to terminate the agreement, or terminate or reduce its financial payment obligations to us under our collaborative agreement.

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

We have no commercial products, and we do not currently have an organization for the sales and distribution of pharmaceutical products. In order to successfully commercialize any products that may be approved in the future by the FDA or comparable foreign regulatory authorities, we must build our sales and marketing capabilities or make arrangements with third parties to perform these services. Though we currently plan to retain North American commercialization rights to our products in circumstances where we believe that we can successfully commercialize such products on our own or with a partner, we may not be able to successfully develop our own sales and marketing force for product candidates for which we have retained marketing rights. In addition, we may co-promote our product candidates in North America with any future collaborators, or we may rely on other third parties to perform sales and marketing services for our product candidates, in order to achieve a variety of business objectives, including expanding the market or accelerating penetration. If we develop our own sales and marketing capability, we may be competing with other companies that currently have experienced and well-funded sales and marketing operations.

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

Even if we or a future collaborator receives regulatory approval for our product candidates, these product candidates may not gain market acceptance among physicians, healthcare payors, government pricing agencies, patients and the medical community. Physicians may elect not to recommend or patients may elect not to use these products for a variety of reasons, including:

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

If we fail to comply with our obligations in the agreements under which we licensed development, commercialization or other technology rights to products or technology from third parties, we could lose license rights that are important to our business or incur financial obligations based on our exercise of such license rights.

Some of our license agreements provide for licenses to us of technology that is important to our business, and we may enter into additional agreements in the future that provide licenses to us of valuable technology. These licenses impose, and future licenses may impose, various commercialization, milestone and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license even where we are able to achieve a milestone or cure a default after a date specified in an agreement, in which event we would lose valuable rights and our ability to develop our product candidates. For example, under the terms of our strategic alliance agreement with CFFTI, we granted CFFTI an exclusive license under our intellectual property rights covering Trizytek and specified derivatives for use in all applications and indications in North America, and CFFTI granted us back an exclusive sublicense of the same scope, including the right to grant sublicenses. CFFTI has the right to retain its exclusive license and terminate our sublicense if we fail to meet specified development milestones, there occurs an unresolved deadlock under the agreement and we discontinue our development activities, there occurs a material default in our obligations under the agreement not cured on a timely basis, including a failure to make required license fee payments to CFFTI on a timely basis if Trizytek is approved by the FDA, or a bankruptcy or similar proceeding is filed by or against us. The retention by CFFTI of its exclusive license to Trizytek and termination of our sublicense would have a material adverse effect on our business.

In addition, we rely on Amano’s intellectual property relating to the manufacturing process used to produce the APIs for Trizytek, as well as upon technology jointly developed by us and Amano related to the production of those enzymes. Amano has granted a license to us of its proprietary technology and its rights under technology jointly developed during our collaboration, which we may sublicense to contract manufacturers we select. Our agreement with Amano requires us to pay Amano a royalty based on the cost of the materials supplied to us by other contract manufacturers. If we were to breach our agreement with Amano, we would be required to pay Amano a higher royalty based on net sales of Trizytek to retain our rights to Amano’s independently and jointly-developed process technology.

Risks Related to Our Employees and Growth

Our future success depends on our ability to attract, retain and motivate key executives and personnel and to attract, retain and motivate qualified personnel.

We are a small company with 160 employees as of December 31, 2007. Our success depends on our ability to attract, retain and motivate highly qualified management, development and scientific personnel. Our President and Chief Executive Officer, Sheldon Berkle, resigned on February 4, 2008. We are currently recruiting a President and Chief Executive Officer, and the Chairman of our Board of Directors, David D. Pendergast, Ph.D., has been appointed to lead our senior management team on an interim basis as Executive Chairman. Our future success is dependent on Dr. Pendergast’s leadership during this transition period, and on attracting a new President and Chief Executive Officer in a timely manner.

All of the arrangements we have with the key members of our executive, development and scientific teams may be terminated by us or the employee at any time without notice. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives.

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

Investors should consider an investment in our common stock as risky and subject to significant loss and wide fluctuations in market value. Our common stock has only been publicly traded since January 26, 2006, and accordingly there is a limited history on which to gauge the volatility of our stock price. Our stock price has, however, been volatile since we began to be publicly traded. For example, our stock price declined approximately 50% following our announcement that our collaboration with Genentech had been terminated in December 2007. The stock market as a whole has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks may not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock, which has been between $4.80 and $25.70 per share from the time of our initial public offering until March 3, 2008, to continue to fluctuate include:

•	delays in or results from our clinical trials or studies;

•	our entry into or the loss of a significant collaboration or the expansion or contraction of a significant collaboration, disputes with a collaborator, or delays in the progress of a collaborative development program;

•	competitive product information such as results of clinical trials conducted by others on drugs that would compete with our product candidates or the regulatory filing or approval of such competitive products;

•	delays or other problems with manufacturing our product candidates or approved products;

•	failure or delays in advancing product candidates from our preclinical programs, or other product candidates we may discover or acquire in the future, into clinical trials;

•	failure or discontinuation of any of our research programs;

•	regulatory review delays, changes in regulatory requirements, new regulatory developments or enforcement policies in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	failure to meet estimates or recommendations by securities analysts, if any, who cover our common stock;

•	positive or negative publicity regarding our product candidates or any approved products;

•	litigation;

•	sales, future sales or anticipated sales of our common stock by us or our stockholders;

•	changes in the structure of health care payment systems;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results; and

•	general market conditions.

These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit regardless of the validity of the claims or the ultimate outcome. Such a lawsuit could also divert the time and attention of our management and create additional volatility in our common stock price.

We have limited experience attempting to comply with public company obligations. Attempting to comply with these requirements will increase our costs and require additional management resources, and we still may fail to comply.

We face and will continue to face substantial growth in legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. Compliance with the Sarbanes-Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and The Nasdaq Stock Market has resulted in a significant initial cost to us as well as an ongoing increase in our legal, audit and financial compliance costs. We are required to include the reports required by Section 404 of the Sarbanes-Oxley Act relating to internal controls over financial reporting in our SEC reports. We have completed a formal process to evaluate our internal controls over financial reporting for purposes of Section 404, and although we believe that our internal control over financial reporting are effective, we cannot assure that this will prove to be the case. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, we cannot be certain that we will be able to comply with the applicable regulations and deadlines. Any failure to implement required new or improved internal controls over financial reporting, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

If the estimates we make and the assumptions on which we rely in preparing our financial statements prove inaccurate, our actual results and our stock price may vary significantly.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, accruals and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses and related disclosure. Such estimates and judgments include the carrying value of our property, equipment and other assets, revenue recognition under our collaboration agreement and the value of certain accrued expenses. We base our estimates, accruals and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, these estimates and judgments, or the assumptions underlying them, may change over time. For example, since the inception of our collaboration agreement with CFFTI, we have adjusted our estimated costs to complete the development program for Trizytek on five occasions resulting in cumulative changes in our revenue at each time of the change in the estimate. During the third quarter of 2007, we increased our estimated total development costs for Trizytek from $137.5 million to $157.5 million, which resulted in a $2.0 million decrease in our cumulative revenue in the third quarter of 2007. During the third quarter of 2006, we increased our estimated development costs for Trizytek, which resulted in a $3.7 million decrease in our cumulative revenue in the third quarter of 2006. Given the possibility that our estimates may change, our actual financial results may vary significantly from the estimates contained in our financial statements, our capital requirements may increase and our stock price could be adversely affected.

Insiders have substantial influence over us which could delay or prevent a change in corporate control or result in the entrenchment of management and the board of directors.

Our directors and executive officers, together with their affiliates and related persons as of March 3, 2008, beneficially owned, in the aggregate, approximately 26% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 30,832,286 shares of common stock outstanding as of March 3, 2008. Holders of up to an aggregate of 17,216,958 shares of our common stock, assuming the exercise of warrants to purchase shares of our common stock, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock issuable under our equity compensation plans and they can now be freely sold in the public market upon issuance. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause our stockholders to lose part or all of their investments in our shares of common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of March 3, 2008, we leased or subleased a total of approximately 272,470 square feet of office and laboratory space. The leased and subleased properties are described below:

	Approximate
	Square		Expiration
Location	Footage	Use	Date

610 Lincoln Street North, Waltham, MA(1)	63,880 (2)	Laboratory and Office	3/31/18
333 Wyman Street, Waltham, MA(1)	83,405	Office	3/31/18
640 Memorial Drive, Cambridge, MA	72,935	Laboratory and Office	(3)
625 Putnam Avenue, Cambridge, MA	15,750	Laboratory and Office	(4)
195 Albany Street, Cambridge, MA	16,000	Laboratory and Office	12/31/08
125 Sidney Street, Cambridge, MA	20,500	Office	(5)

(1)	We entered into lease agreements for these neighboring facilities in Waltham, MA in October 2007, which will serve as our office headquarters and laboratory space. These leases commence on April 1, 2008 and we plan to occupy the facilities in the third quarter of 2008 after leasehold improvements are complete. At that time, we intend to vacate our three Cambridge facilities and consolidate our operations at the Waltham facilities.

(2)	Under the terms of the lease for our facility at 610 Lincoln Street North, our initial leased area is approximately 63,880 square feet. Beginning in June 2009, our leased area increases to 85,430 square feet for the remainder of the lease term.

(3)	This lease has an original expiration date of March 31, 2008 and converts to a monthly lease until December 31, 2008. We can terminate this lease at anytime between March 31, 2008 and December 31, 2008 with 60 days written notice to the landlord of this facility.

(4)	We have informed our landlord for the 625 Putnam Avenue facility of our intent to terminate our lease effective October 31, 2008, as is permitted by the lease agreement.

(5)	We have informed our landlord for the 125 Sidney Street facility of our intent to terminate our lease effective November 30, 2008, as is permitted by the lease agreement.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “ALTU”.

The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock since our initial public offering on January 26, 2006 through December 31, 2007:

	High	Low

2006
First Quarter (from January 26, 2006)	$25.70	$15.00
Second Quarter	23.11	16.65
Third Quarter	19.23	10.75
Fourth Quarter	20.50	15.36
2007
First Quarter	$19.79	$13.84
Second Quarter	15.90	10.50
Third Quarter	12.21	8.47
Fourth Quarter	14.30	4.80

As of March 3, 2008, there were approximately 55 holders of record and approximately 3,400 beneficial shareholders of our common stock.

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

Use of Proceeds from Registered Securities

We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933, as amended. Our Registration Statement on Form S-1 (No. 333-129037) in connection with our initial public offering was declared effective by the SEC on January 25, 2006. The offering commenced as of January 26, 2006 and did not terminate before all securities were sold. The offering was co-managed by Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and SG Cowen & Co., LLC. A total of 8,050,000 shares of common stock was registered and sold in the initial public offering, including 1,050,000 shares of common stock sold upon exercise of the underwriters’ over-allotment option. No payments for expenses related to the initial public offering were made directly or indirectly to (i) any of our directors, officers, or their associates, (ii) any person owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. As of December 31, 2007, we have used the entire net proceeds of the initial public offering to fund our operations including development activities associated with the clinical development of our three lead clinical product candidates; Trizytek, ALTU-238 and ALTU-237, activities related to the development of our preclinical product candidates and general corporate purposes.

There was no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Recent Sales of Unregistered Securities

During the year ended December 31, 2007, common stock warrants were exercised by an institutional investor by the payment of cash resulting in the issuance of 10,004 shares of common stock that were not registered under the Securities Act. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. No underwriters were involved in the foregoing issuance of securities.

Repurchase of Equity Securities

None.

Stock Performance Graph

We show below the cumulative total return to our stockholders during the period from January 26, 2006 (our initial public offering date) through December 31, 2007 in comparison to the cumulative return on the NASDAQ Market Index and a Peer Group Index comprised of more than 160 biotechnology companies listed on NASDAQ during the same period. The results assume that $100 was invested on January 26, 2006.

The information in this section shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, and is not to be incorporated by reference in any filing of Altus Pharmaceuticals Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in those filings.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG ALTUS PHARMACEUTICALS INC.,
NASDAQ MARKET INDEX AND NASDAQ BIOTECH

ASSUMES $100 INVESTED ON JAN. 26, 2006
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

	1/26/2006	3/31/2006	6/30/2006	9/30/2006	12/31/2006	3/31/2007	6/30/2007	9/30/2007	12/31/2007
ALTUS PHARMACEUTICALS INC.	100.00	130.38	109.69	94.95	112.07	90.49	68.61	62.37	30.80
NASDAQ BIOTECH	100.00	103.28	92.96	96.67	98.70	95.30	98.83	104.55	99.41
NASDAQ MARKET INDEX	100.00	101.40	94.65	98.43	105.50	105.86	113.83	118.06	116.00

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. This data, which is derived from our audited consolidated financial statements, should be read in conjunction with our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below. Historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Revenue
Contract revenue(1)	$28,487	$5,107	$8,288	$4,045	$2,613
Product sales(2)	—	—	—	185	1,268

Total revenue	28,487	5,107	8,288	4,230	3,881
Operating expenses, net
Cost of product sales(2)	—	—	—	87	578
Research and development	70,569	50,316	26,742	19,095	13,282
General, sales and administrative	18,172	14,799	8,611	6,320	5,533
Reacquisition of European Marketing Rights from Dr. Falk Pharma GmbH(3)	11,493	—	—	—	—
Gain on termination of Genentech, Inc.
Collaboration and License Agreement(1)	(4,000)	—	—	—	—

Total operating expenses, net	96,234	65,115	35,353	25,502	19,393

Loss from operations	(67,747)	(60,008)	(27,065)	(21,272)	(15,512)
Interest income	6,683	5,022	1,018	646	405
Interest expense	(1,185)	(697)	(825)	(469)	(251)
Foreign currency exchange (loss) gain and other	(983)	3	(252)	138	164

Net loss	(63,232)	(55,680)	(27,124)	(20,957)	(15,194)
Preferred stock dividends and accretion	(225)	(1,286)	(10,908)	(8,588)	(4,905)

Net loss attributable to common stockholders	$(63,457)	$(56,966)	$(38,032)	$(29,545)	$(20,099)

Basic and diluted net loss per share attributable to common stockholders	$(2.23)	$(2.75)	$(22.13)	$(17.33)	$(11.92)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	28,459	20,739	1,719	1,704	1,687

(1)	In connection with the termination of the Genentech, Inc. Collaboration and License Agreement with effective December 31, 2007, in 2007 we recognized contract revenue of $25.1 million and a gain on the termination of the agreement of $4.0 million.

(2)	Product sales and cost of product sales relate to the sale of crystallized enzymes for use as catalysts in pharmaceutical manufacturing processes. We stopped selling these products during the first half of 2004 and do not anticipate sales of these products in the future.

(3)	In June 2007, Dr. Falk Pharma GmbH and we agreed to terminate our collaborative agreement. As part of the agreement, we agreed to pay Dr. Falk Pharma GmbH €12.0 million over a four year period. The net present value of this obligation was $14.1 million at then current exchange rates. This amount was immediately expensed, net of $2.7 million of remaining deferred revenue.

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$138,332	$85,914	$30,061	$52,638	$22,636
Working capital	124,171	71,307	14,249	41,612	16,817
Total assets	154,110	96,461	40,584	62,824	29,117
Deferred revenue	2,087	8,367	13,644	10,617	12,865
Dr. Falk GmbH obligation, net of current portion(4)	6,664	—	—	—	—
Long-term debt, net of current portion	738	2,874	3,708	3,821	1,964
Redeemable preferred stock	6,506	6,281	119,373	108,465	58,230
Total stockholders’ equity (deficit)	119,686	69,422	(104,947)	(68,112)	(47,627)

(4)	At the time we terminated our collaborative agreement with Dr. Falk Pharma GmbH, we recognized a liability of $14.1 million, representing the net present value of our cash payment obligation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of oral and injectable protein therapeutics for gastrointestinal and metabolic disorders, with three product candidates in clinical development. We are using our proprietary protein crystallization technology to develop protein therapies, which we believe will have significant advantages over existing products and will address unmet medical needs. Our product candidates are designed to either increase the amount of a protein that is in short supply in the body or degrade and remove toxic metabolites from the blood stream. Our three most advanced product candidates are: Trizytektm [porcine-free enzymes] (formerly ALTU-135), for which we initiated a Phase III efficacy clinical trial in cystic fibrosis patients for the treatment of malabsorption due to exocrine pancreatic insufficiency in May 2007 and two long-term Phase III safety studies in June 2007; ALTU-238, for which we have completed a Phase II clinical trial in adults for the treatment of growth hormone deficiency; and ALTU-237, for which we initiated a Phase I clinical trial for the treatment of primary hyperoxaluria and enteric hyperoxaluria in August 2007. We also have a pipeline of other product candidates in preclinical research and development.

On January 31, 2006, we completed an initial public offering of 8,050,000 shares of common stock at a price of $15.00 per share. Net proceeds to us from the offering were approximately $110.2 million, net of underwriting discounts, commissions and offering expenses.

During April 2007, we completed a common stock offering in which we sold 6,518,830 shares of common stock at a price of $14.75 per share. Net proceeds from the offering were approximately $89.9 million net of underwriting discounts, commissions and offering expenses.

Our future operating results will largely depend on the progress of our product candidates in the clinical development process and our ability to raise sufficient capital to fund operations. The results of our operations will vary significantly from year to year and from quarter to quarter and depend on, among other factors: our level of investment in pre-clinical and clinical research and development; our success in manufacturing drug supplies and procuring the active pharmaceutical ingredients for our products; and the outcome of the clinical trials we conduct. We have generated significant losses as we have advanced our lead product candidates into clinical development and expect to continue to generate losses as Trizytek completes its clinical development and we prepare for the filing of a new drug application, or NDA, and ALTU-238 and ALTU-237 move into later stages of clinical development. As of December 31, 2007, we had an accumulated deficit of $239.0 million. We anticipate that existing capital resources at December 31, 2007 should enable us to maintain current and planned operations into mid-2009. Our ability to continue to fund planned operations is dependant upon our ability to raise additional funds through equity, debt or other sources of financing, enter into future collaborations with third-parties for the development of our clinical candidates, and to control our cash burn rate.

Financial Operations Overview

Contract Revenue.  We do not expect to generate any revenue from the sale of products until the launch of Trizytek, if ever. Our contract revenue consists of amounts earned under current and former collaborative research and development agreements relating to Trizytek and ALTU-238.

In February 2001, we entered into a strategic alliance agreement with Cystic Fibrosis Foundation Therapeutics, Inc., or CFFTI, to collaborate on the development of Trizytek and specified derivatives of Trizytek in North America for the treatment of malabsorption due to exocrine pancreatic insufficiency in patients with cystic fibrosis and other indications. The agreement, in general terms, provides us with funding from CFFTI for a portion of the development costs of Trizytek upon the achievement of specified development milestones, up to a total of $25.0 million, in return for specified payment obligations and our obligation to use good faith reasonable efforts to develop and bring Trizytek to market in North America. As of December 31, 2007, we had received a total of $18.4 million of the $25.0 million available under the CFFTI agreement and recognized cumulative revenue of $15.2 million. Under the terms of the agreement, we may receive an additional milestone payment of $6.6 million, less an amount determined by when we achieve the milestone.

If we are successful in obtaining United States Food and Drug Administration, or FDA, approval of Trizytek, we will be required to pay CFFTI a license fee equal to the aggregate amount of milestone payments we have received from CFFTI, plus interest, up to a maximum of $40.0 million, less the fair market value of the shares of common stock underlying the warrants we issued to CFFTI. This fee, plus interest on the unpaid balance, will be due in four annual installments, commencing 30 days after the approval date. We are also required to pay an additional $1.5 million to CFFTI within 30 days after the approval date. In addition, we are obligated to pay royalties to CFFTI consisting of a percentage of worldwide net sales by us or our sublicensees of Trizytek for any and all indications until the expiration of specified United States patents covering Trizytek. We have the option to terminate our ongoing royalty obligation by making a one-time payment to CFFTI, but we currently do not expect to do so. Under the agreement, CFFTI has also agreed to provide us with reasonable access to its network of medical providers, patients, researchers and others involved in the care and treatment of cystic fibrosis patients, and to use reasonable efforts to promote the involvement of these parties in the development of Trizytek.

In connection with the execution of the CFFTI agreement and the first amendment of the agreement, we have issued to CFFTI warrants to purchase a total of 261,664 shares of our common stock at an exercise price of $0.02 per share, including 174,443 warrants with a fair value of $1.7 million issued at the time of the agreement in February 2001. The fair value of the 174,443 warrants is being recognized as a discount to contract revenue and amortized against the gross revenue earned under the contract. As of December 31, 2007, approximately $0.6 million remains to be amortized against future revenues under the agreement.

In December 2003, CFFTI and we amended the agreement again to provide us with an interest-bearing advance against a future milestone. This $1.5 million advance was paid to us in January 2004 and is included in deferred revenue on the consolidated balance sheet. The advance, including interest at an annual rate of 15%, will be deducted from the milestone at the time the milestone is earned. In addition to the amounts deducted from the future milestone, and in the event Trizytek is approved, we will pay to CFFTI an amount equal to the advance in addition to the amounts otherwise owed to CFFTI. If the milestone is not achieved or Trizytek is not approved, we have no obligation to CFFTI as a result of this amendment.

In December 2002, we entered into a development, commercialization and marketing agreement with Dr. Falk Pharma GmbH, or Dr. Falk, for the development by us of Trizytek and the commercialization by Dr. Falk of Trizytek, if approved, in Europe, the countries of the former Soviet Union, Israel and Egypt. Under the agreement, we granted Dr. Falk an exclusive, sublicensable license under specified patents to commercialize Trizytek for the treatment of symptoms caused by exocrine pancreatic insufficiency, which we refer to as the European Marketing Rights. During the period from December 2002 through October 2005, we received upfront and milestone payments from Dr. Falk under the agreement totaling €11.0 million, which equated to $12.9 million based on exchange rates in effect at the times we received the milestone payments. Under the terms of the agreement, we could have received additional milestone payments of €15.0 million, as well as royalties on net sales of Trizytek by Dr. Falk. Effective June 6, 2007, Dr. Falk and we agreed to terminate the agreement outside the provisions of the original agreement, and we reacquired Dr. Falk’s European Marketing Rights. Dr. Falk and we had differing views regarding the optimal development and commercialization path in Europe, and ultimately concluded that reacquisition of the development and commercialization rights by us would be in the best interest of both parties. Under the terms of the termination agreement, we agreed to pay Dr. Falk a total of €12.0 million in installments through 2010. We will not recognize any further revenue under the agreement and will not receive any further milestone or royalty payments. At the time of the termination agreement, we recorded a net liability of $14.1 million, which reflects the net present value of our cash payment obligations to Dr. Falk. This amount was expensed in the second quarter of 2007, net of a reversal of $2.7 million of deferred revenue representing the remaining balance associated with the non-refundable upfront and milestone payments received from Dr. Falk.

In December 2006, we entered into a Collaboration and License Agreement with Genentech, Inc., or Genentech, for the development, manufacture and commercialization of ALTU-238. The effective date of the agreement was February 21, 2007, following expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Under the terms of the agreement, we granted Genentech exclusive rights and license to make (and have made), use and import ALTU-238, and to sell ALTU-238 in North America if approved by the FDA. Genentech had the option to expand the agreement to a global agreement. The agreement, in general terms, provided that Genentech would assume full responsibility for the development, manufacture and commercialization of ALTU-238. Under the agreement, we had the option to elect to co-promote ALTU-238 in North America.

Pursuant to the agreement, Genentech made the following specific cash payments to us in 2007:

•	a $15.0 million upfront non-refundable license fee payment;

•	$15.0 million in exchange for 794,575 shares of our common stock; and

•	$6.7 million to reimburse us for various development activities performed by us on Genentech’s behalf.

In addition, Genentech is obligated to make an additional payment to us in 2008 to reimburse us for development activities performed on its behalf in the fourth quarter of 2007.

On December 19, 2007, Genentech and we entered into an agreement terminating the collaboration effective December 31, 2007. Under the terms of the termination agreement, we reacquired the North American development and commercialization rights to ALTU-238, and the option to expand the agreement to a global agreement expired unexercised. In addition, Genentech agreed to provide, for a limited time, supplies of human growth hormone for further clinical development of ALTU-238 in North America and clinical development and commercialization purposes outside North America and to pay us a $4 million termination payment to fund the transition of the project back to us. Upon commercialization, Genentech will be entitled to a nominal royalty on sales of ALTU-238.

Before we entered into the termination agreement, we did not recognize any revenue related to the upfront payment or reimbursement for development activities performed on Genentech’s behalf, because provisions in the original agreement precluded us from concluding that revenue was fixed and determinable. As a result of the termination of the collaborative agreement, the amount of revenue we will receive is now fixed and determinable, and our estimated performance period under the amended agreement has changed to coincide with the December 31, 2007 effective date. Accordingly, we have recognized revenue of $25.1 million in December 2007, comprised of the original upfront payment of $15.0 million and cost reimbursements for development work performed on Genentech’s behalf of $10.1 million. In addition, we recognized a gain on the termination of the agreement of $4.0 million.

In the future, we will seek to generate revenue from a combination of license fees, research and development funding, milestone payments and royalties resulting from strategic collaborations we may enter into relating to the development of products that incorporate our intellectual property, and from sales of any products that we successfully develop and commercialize, either alone or in collaboration. We expect that any revenues we generate will fluctuate from year to year and quarter to quarter as a result of the timing and amount of payment, if any, received under any future strategic collaborations and licensing arrangements, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized.

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

We initiated a Phase III efficacy clinical trial of the capsule form of Trizytek in May 2007, plus two long-term safety studies in June 2007. Our current estimate of the total costs we will incur to complete the development of Trizytek and file an NDA with the FDA is approximately $157.5 million, excluding non-cash compensation expense and depreciation, which represents an increase of approximately $20.0 million over our estimate at December 31, 2006. The increase is primarily due to unexpected increases in the estimated costs of third-party sourced materials needed to manufacture Trizytek for NDA approval, the cost of establishing a third-party manufacturer of GMP materials to support our commercial product requirements, the cost of using third-party contract research organizations to conduct Phase III clinical trials, changes in patient recruitment assumptions in order to run statistically valid clinical trials and regulatory costs associated with the filing of an NDA, due to the loss of orphan drug status. The possibility exists that we may revise this estimate again in the future. As of December 31, 2007, we had incurred approximately $102.8 million of these total costs.

We have also completed a Phase II clinical trial of ALTU-238. From January 1, 2003, the date on which we began separately tracking development costs for ALTU-238, through December 31, 2007, we incurred approximately $40.8 million in total development costs for this product candidate.

We initiated a Phase I clinical trial for ALTU-237 in August 2007. From January 1, 2006, the date on which we began separately tracking development costs for ALTU-237, through December 31, 2007, we have incurred approximately $16.0 million in total development costs for this product candidate.

We expect our research and development costs to increase substantially in the foreseeable future as we complete our Phase III trials for Trizytek, advance ALTU-238 and ALTU-237 through clinical trials and continue the development of our pre-clinical pipeline. The amount and timing of resources we devote to our clinical and preclinical product candidates in the future will be influenced by our ability to fund further development activities, or the potential to enter into one or more strategic collaborations that would provide full or partial funding for the development of our product candidates.

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

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of ALTU-238, ALTU-237 or any of our preclinical product candidates, or the period, if any, in which material net cash inflows will commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our clinical trials and other research and development activities;

•	the potential benefits of our product candidates over other therapies;

•	our ability to manufacture, market, commercialize and achieve market acceptance for any of our product candidates that we are developing or may develop in the future;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the expense and timing of regulatory approvals;

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the availability of sufficient capital resources to fund development activities.

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

General, Sales and Administrative Expense.  General, sales and administrative expense consists primarily of salaries and other related costs for personnel, including stock-based compensation expenses, in our executive, sales, marketing, finance, accounting, information technology and human resource functions. Other costs primarily include facility costs not otherwise included in research and development expense, corporate insurance, advertising and promotion expenses, trade shows and professional fees for accounting and legal services, including patent-related expenses.

While we expect future general and administrative costs to rise, we expect that the rate of increase in our general and administrative expenses will decline as we leverage our investments in personnel and infrastructure related to supporting the needs of a public company, seeking and establishing collaborations for any of our product candidates and the potential marketing of Trizytek.

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

Contract Revenue.  We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 104 (SAB No. 104) Revenue Recognition, Emerging Issues Task Force, or EITF, Issue No. 00-21 (EITF 00-21) Accounting for Revenue Arrangements with Multiple Deliverables, and EITF Issue No. 99-19 (EITF 99-19) Reporting Revenue Gross as a Principal Versus Net as an Agent.

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

Collaborative agreements often contain multiple elements, providing for a license as well as research and development, regulatory and commercialization services. Such arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. We recognize upfront license payments as revenue upon delivery of the license only if the license has standalone value and the fair value of the undelivered performance obligations can be determined, provided that the fee is fixed and determinable and collection is reasonably assured. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have standalone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the upfront license payments are recognized as revenue over the estimated period performance obligations are performed.

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

We recognize revenue using the proportional performance method provided we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Under the proportional performance method, periodic revenue related to upfront license and other payments is recognized based on the percentage of actual effort expended in that period to total effort budgeted for all of our performance obligations under the arrangement. We use an input-based measure, specifically direct costs, to determine proportional performance because, for our current agreements accounted for under this method, the use of an input-based measure is a more accurate representation of proportional performance than an output-based measure, such as milestones. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Management reassesses its estimates quarterly and makes judgment based on the best information available. Estimates may change in the future based on changes in facts and circumstances, resulting in a change in the amount of revenue recognized in future periods.

We use the proportional performance method of revenue recognition for our collaborations for the development of Trizytek. Since the inception of our collaboration agreements with CFFTI and Dr. Falk, we have adjusted our estimated costs to complete the development program for Trizytek on five occasions, including during the third quarters of 2005, 2006 and 2007, resulting in cumulative adjustments in revenue each time. During the third quarter of 2005, we reduced our estimated development costs for Trizytek, which resulted in us increasing cumulative revenue by $3.3 million in the third quarter of 2005. During the third quarters of 2006 and 2007, we increased our estimated development costs for Trizytek, which resulted in us decreasing cumulative revenue by $3.7 million and $2.0 million in the third quarters of 2006 and 2007, respectively. The possibility exists that revenue may increase or decrease in future periods as estimated costs of the underlying program increase or decrease or as exchange rates impact the value of foreign currency denominated collaborations, without additional cash inflows from the collaborative partner or non-government institution. For example, as of December 31, 2007, if our estimated total development costs for Trizytek were to increase by 10%, it would result in a $1.4 million reduction of cumulative revenue. If our estimated total development costs for Trizytek were to decrease by 10%, it would result in a $1.7 million increase in cumulative revenue.

If we cannot reasonably estimate the level of effort required to complete our performance obligations under an arrangement, the performance obligations are provided on a best-efforts basis and we can reasonably estimate when the performance obligation ceases or becomes inconsequential, then revenue would be recognized on a straight-line basis over the period we expect to complete our performance obligations.

Collaborations may also involve substantive milestone payments. Substantive milestone payments are considered to be performance bonuses that are recognized upon achievement of the milestone only if all of the following conditions are met: (1) the milestone payments are non-refundable, (2) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement, (3) substantive effort is involved in achieving the milestone, (4) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone and (5) a reasonable amount of time passes between the upfront license payment and the first milestone payment as well as between each subsequent milestone payment.

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

Accrued Expenses.  As part of the process of preparing consolidated financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of estimated expenses for which we accrue include contract service fees, such as amounts paid to clinical monitors, data management organizations, clinical sites and investigators in conjunction with clinical trials, and fees paid to contract manufacturers in conjunction with the production of materials for clinical and non-clinical trials, and professional service fees. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. In the event that we do not identify costs which have begun to be incurred or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high, and revenue may be overstated or understated to the extent such expenses relate to collaborations accounted for using the proportional performance method. The date on which specified services commence, the level of services performed on or before a given date and the cost of such services is often judgmental. We attempt to mitigate the risk of inaccurate estimates, in part, by communicating with our service providers when other evidence of costs incurred is unavailable.

Stock-Based Compensation.  On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payments, or SFAS 123(R), as required, using the modified prospective application method. We continue to determine the fair value of the equity instruments using the Black-Scholes option-pricing model and to recognize compensation cost ratably over the appropriate vesting period. Before January 1, 2006, we accounted for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, which are similar to those in SFAS 123(R). As a result, the impact of the adoption of SFAS(R) did not have a material impact on our comparative results.

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

Because shares of our common stock were not publicly traded before our initial public offering in January 2006, before that date the fair value of our common stock for accounting purposes was determined by our board of directors. Factors that we considered when determining the fair value of our common stock included:

•	pricing of private sales of our convertible preferred stock;

•	prior valuations of stock grants and convertible preferred stock sales and the effect of events, including the progression of our product candidates, that had occurred between the time of the grants or sales;

•	comparative rights and preferences of the security being granted compared to the rights and preferences of our other outstanding equity;

•	comparative values of public companies discounted for the risk and limited liquidity provided for in the shares issued;

•	perspective provided by valuation specialists;

•	any perspective provided by any investment banks, including the likelihood of an initial public offering and the potential value of the company in an initial public offering; and

•	general economic trends.

If our estimates of the deemed fair value of these equity instruments or other judgments and assumptions had been too high or too low, it would have had the effect of overstating or understating expenses.

The fair value of our equity instruments, excluding preferred stock, granted prior to our consideration of a public offering was historically determined by our board of directors based upon information available to it on the measurement dates. However, in 2005, we performed a retrospective analysis to determine the deemed fair market value of our common stock for accounting purposes in light of the potential for an initial public offering. This retrospective analysis addressed the deemed fair market value of our common stock at key points in time in 2004 and 2005. We performed our analysis in accordance with several elements of a practice aid issued by the American Institute of Certified Public Accountants entitled “Valuation of Privately Held Company Equity Securities Issued as Compensation.” We used two primary valuation methodologies within the market approach in the practice aid, including a Guideline Public Company Analysis, or comparable company IPO analysis, and a Guideline Transactions Analysis, or comparable company M&A analysis, to determine the estimated deemed fair market value of our equity during the period discussed above. We then allocated value between the preferred stock and the common stock under each analysis and arrived at the value of the common stock based on a probability-weighted expected return methodology. Now that our common stock is publicly traded, we use the value of that stock to determine the fair value of any equity instruments we issue.

Upon the initial filing of our S-1 Registration Statement on October 17, 2005, we began utilizing a volatility factor in valuing options granted to employees. Before such date, we had excluded a volatility factor, as permitted for private companies under the provisions of SFAS No. 123. The use of a volatility factor increases our employee stock-based compensation expense when valuing options granted to employees since the initial filing of our S-1 Registration Statement. We assess our volatility factor each reporting period and a change from one period to another may cause our stock-based compensation to increase or decrease.

Income Taxes.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of December 31, 2007, we had federal tax net operating loss carryforwards of $180.4 million, which expire starting in 2020, federal research and development credit carryforwards of $7.8 million and total net deferred tax assets of $88.2 million. We have recorded a valuation allowance of $88.2 million as an offset against these otherwise recognizable net deferred tax assets due to the uncertainty surrounding the timing of the realization of the tax benefit. In the event that we determine in the future that we will be able to realize all or a portion of our net deferred tax asset, an adjustment to the deferred tax valuation allowance would increase net income in the period in which such a determination is made. The Tax Reform Act of 1986 contains provisions that may limit the utilization of net operating loss carryforwards and credits available to be used in any given year in the event of a change in ownership.

Results of Operations

Years Ended December 31, 2007, 2006 and 2005:

Contract Revenue

	Years Ended December 31,			% Increase (Decrease)
	2007	2006	2005	2006 to 2007	2005 to 2006
	(Dollars in thousands)

Contract revenue	$28,487	$5,107	$8,288	458%	(38)%

Overview:  Contract revenue is associated with our existing collaboration agreement with CFFTI for Trizytek and our former collaboration agreements with Dr. Falk for Trizytek and Genentech for ALTU-238. Revenue related to the CFFTI and Dr. Falk collaborations is recognized under the proportional performance method. Under this methodology, to the extent we incur direct development costs each year to advance Trizytek, we recognize revenue based on the proportion of actual costs spent to our estimate of total direct development costs. Contract revenue recognized under the proportional performance method fluctuates from year-to-year due to two factors: (a) the level of development spending on Trizytek, which directly correlates to revenue recognized, and (b) changes to our estimate in total direct development costs for Trizytek, which may necessitate a positive or negative cumulative revenue adjustment.

2007 as compared to 2006.  Contract revenue for 2007 increased by 458%, or $23.4 million, from 2006. Included in 2007 revenue was $25.1 million associated with our former collaboration agreement with Genentech. Genentech and we agreed to terminate the agreement effective December 31, 2007 and, because there are no significant contractual obligations under the termination agreement between the parties, we recognized as revenue all amounts received and estimated to be due to us from Genentech under the terms of the original agreement since the inception of the agreement on February 21, 2007 through the effective termination date. Excluding the Genentech revenue, contract revenue in 2007 was $3.4 million, which is a decrease from 2006 of $1.7 million, or 34%. The decrease in contract revenue was primarily due to a lack of revenue related to the collaboration with Dr. Falk in 2007, compared to $2.8 million of revenue recognized under that collaboration in 2006. We terminated the agreement with Dr. Falk in the second quarter of 2007. Partially offsetting the decrease caused by the lack of revenue from Dr. Falk was an increase in net revenue associated with the CFFTI agreement of approximately $1.1 million to $3.4 million in 2007, primarily due to the increase in development spending on Trizytek in 2007 over 2006.

2006 as compared to 2005.  Contract revenue for 2006 decreased 38%, or $3.2 million, from 2005. The decrease reflects the combined unfavorable impact of $7.0 million resulting from a negative revenue adjustment of $3.7 million in the third quarter of 2006 due to an increase in our estimate of total development costs for Trizytek coupled with a positive adjustment of $3.3 million recognized in the third quarter of 2005 resulting from a reduction of our estimated development costs at that time. Offsetting the combination of these adjustments was additional revenue recorded in 2006 directly correlated to the increase in development spending on Trizytek in 2006.

Research and development expense

	Years Ended December 31,			% Increase (Decrease)
	2007	2006	2005	2006 to 2007	2005 to 2006
	(Dollars in thousands)

Trizytek	$36,123	$21,447	$12,262	68%	75%
ALTU-238	14,240	13,889	7,687	3%	81%
ALTU-237	9,195	6,795	—	35%	—
Stock-based compensation	3,308	1,922	415	72%	363%
Other research and development	7,703	6,263	6,378	23%	(2)%

Total research and development	$70,569	$50,316	$26,742	40%	88%

2007 as compared to 2006.  Research and development expense for 2007 increased primarily due to an increase in third-party development costs and an increase in personnel and non-cash compensation costs directly related to headcount increases during 2007. Trizytek costs, which increased by 68% over 2006 costs, primarily included: (a) $13.4 million associated with the conduct of our Phase III efficacy trial in cystic fibrosis patients, which commenced in May 2007, and two Phase III long-term safety studies, which commenced in June 2007; (b) $8.7 million associated with manufacturing Trizytek Phase III clinical trial materials; and (c) $12.2 million associated with establishing a reliable manufacturing process and supplier for the active pharmaceutical ingredients (API) in our commercial drug supply, including helping Lonza Ltd., or Lonza, establish its manufacturing facility and validating Lonza’s manufacturing process. ALTU-238 costs during 2007, which were essentially at the same level as 2006 spending, related primarily to facility modification and validation costs associated with our clinical supply agreement with Althea Technologies, Inc., or Althea. ALTU-237 costs in 2007 related primarily to: (a) $5.0 million of regulatory and other preparatory costs associated with our filing of an IND in June 2007 and the production of clinical trial materials; (b) $1.5 million associated with the conduct of a Phase I clinical trial, which commenced in August 2007; and (c) $2.5 million associated with development activities to improve the formulation and manufacturing process. In addition, we continued to invest in our preclinical research and development programs at a slightly higher level than in 2006, including proof of concept preclinical efficacy studies and product formulation work. To support our increased level of activities, our research and development headcount increased to 112 full time employees at December 31, 2007 from 103 full-time employees at December 31, 2006.

Product candidates in clinical development have greater associated development costs than those in the research or preclinical stage, and as product candidates move to later stage clinical trials, such as a Phase III clinical trial, the costs are higher due to the increased size and length of the clinical trial versus earlier stage clinical trials. As a result, we anticipate that our research and development costs will continue to increase in coming periods as each of Trizytek, ALTU-238 and ALTU-237 progresses through the clinical trial process and as our pre-clinical product candidates advance in our pipeline. Further, in 2007 Genentech provided, at no cost to us, the human growth hormone, or hGH, used in our development activities at Althea in accordance with the collaboration agreement then in effect. As a result of the termination of the Genentech agreement, we will need to procure, at our own cost, adequate supplies of human growth hormone in 2008 and future years to further our development activities.

2006 as compared to 2005.  Research and development expense for 2006 increased primarily due to an increase in third-party development costs relating to Trizytek, ALTU-238 and our pre-clinical product candidates, increased non-cash compensation expense and an increase in personnel. During 2006, we incurred $6.4 million in costs related to payments made to Lonza to purchase equipment to establish its manufacturing facility and start-up costs paid to Lonza for the manufacture of the commercial supply of the API’s in Trizytek. Other Trizytek costs for the period related to the manufacturing of materials for planned toxicity and Phase III studies, including increased formulation and process development work for Trizytek, as well as activities relating to a technical transfer to Amano of processes related to the manufacture of the APIs in Trizytek. ALTU-238 costs during 2006 related to: (a) the completion of a Phase II clinical trial in growth hormone deficient adults; (b) the purchase of materials for ongoing process development and formulation activities related to our planned Phase III clinical trials in adults and Phase II and Phase III clinical trials in pediatric patients; (c) facility modification costs, technology transfer costs and validation costs relating to our clinical supply agreement with Althea for ALTU-238; and (d) Phase III-related toxicology studies. In addition, we incurred increased pre-clinical costs in 2006 primarily related to ALTU-237. Prior to 2006, we did not separately track costs relating to ALTU-237. At December 31, 2006 we had 103 full-time employees dedicated to our research and development activities compared with 78 full-time employees at December 31, 2005.

General, sales and administrative expense

	Years Ended December 31,			% Increase (Decrease)
	2007	2006	2005	2006 to 2007	2005 to 2006
	(Dollars in thousands)

Personnel	$7,174	$5,350	$3,762	34%	42%
Legal services	1,143	2,116	1,330	(46)%	59%
General insurance	799	807	172	(1)%	369%
Market research and related costs	768	1,291	499	(41)%	159%
Consulting and professional services	1,859	1,787	898	4%	99%
Stock-based compensation	3,649	1,495	425	144%	252%
Other general and administrative	2,780	1,953	1,525	42%	28%

Total general, sales and administrative	$18,172	$14,799	$8,611	23%	72%

2007 as compared to 2006.  General, sales and administrative expenses in 2007 increased by approximately $3.4 million compared to 2006. The 2007 increase was primarily driven by a $1.8 million increase in personnel costs and a $2.2 million increase in stock-based compensation costs. The increase in personnel costs reflects the full year impact of headcount hired in 2006 in addition to new headcount hired in 2007. The increase in stock-based compensation also relates to the increase in average headcount in 2007 over 2006, plus an increase in the number of options granted. These increases were partially offset by a $1.0 million decrease in the cost of legal services and a $0.5 million decrease in market research and related costs. During 2006, we incurred significant outside legal costs related to negotiations of agreements with three contract manufacturing organizations, as well as substantial market research costs in connection with the initial preparations for our commercialization of Trizytek, with correspondingly fewer costs in 2007. General, sales and administrative headcount was 34 at December 31, 2007 compared to 28 at December 31, 2006.

The year-over-year increase in general, sales and administrative expense of 23% in 2007 was considerably below the 72% increase experienced in 2006 because, after an initial increase in costs to support our needs as a public company following our initial public offering in January 2006, we have been successful in leveraging our core investments in personnel and our administrative and marketing infrastructure. We expect this trend in general, sales and administrative expense will continue in 2008 as we continue to leverage our existing infrastructure and control administrative overhead costs.

2006 as compared to 2005.  General, sales and administrative expenses in 2006 increased from 2005 primarily due to the increased costs associated with building our administrative infrastructure to support the requirements of being a public company and an increase in marketing costs as we built our marketing infrastructure as our product candidates advanced through clinical trials. As a result of completing our initial public offering in January 2006, our legal costs, general insurance costs and consulting and professional service costs increased by $2.3 million. In addition, our stock based compensation expense for 2006 increased by $1.1 million as we added personnel into the general, sales and administrative group and as we changed our assumptions used to value stock options under SFAS 123(R).

Reacquisition of European Marketing Rights from Dr. Falk Pharma GmbH

	Years Ended December 31,			% Increase (Decrease)
	2007	2006	2005	2006 to 2007	2005 to 2006
	(Dollars in thousands)

Reacquisition of European Marketing Rights from Dr. Falk Pharma GmbH	$11,493	$—	$—	N/A	N/A

Reacquisition of European Marketing Rights from Dr. Falk reflects the net cost associated with the termination of our collaborative agreement with Dr. Falk on June 6, 2007 and our reacquisition of Dr. Falk’s European Marketing Rights to Trizytek. The net present value of payments due by us to Dr. Falk over a three year period as part of the termination agreement was $14.1 million and was fully expensed on the termination date based on the uncertainty of receiving future cash flows as part of the reacquired European Marketing Rights. This amount was partially offset by the reversal of $2.7 million of deferred revenue, representing the remaining unrecognized portion of non-refundable upfront and milestone payments received from Dr. Falk, since we no longer have any remaining performance obligations under the original agreement.

Gain on termination of Genentech, Inc. Collaboration and License Agreement

	Years Ended December 31,			% Increase (Decrease)
	2007	2006	2005	2006 to 2007	2005 to 2006
	(Dollars in thousands)

Gain on termination of Genentech, Inc. Collaboration and License Agreement	$4,000	$—	$—	N/A	N/A

On December 19, 2007, Genentech and we entered into an agreement terminating our Collaboration and License Agreement effective December 31, 2007. Under the terms of the termination agreement, Genentech paid us a $4.0 million termination payment to fund the transition of the project back to us.

Other income (expense) — net

	Years Ended December 31,			% Increase (Decrease)
	2007	2006	2005	2006 to 2007	2005 to 2006
	(Dollars in thousands)

Interest income	$6,683	$5,022	$1,018	33%	393%
Interest expense	(1,185)	(697)	(825)	70%	(16)%
Foreign currency exchange (loss) gain and other	(983)	3	(252)	N/A	N/A

Total other income (expense) — net	$4,515	$4,328	$(59)	4%	(7436)%

2007 as compared to 2006.  Interest income and expense both increased in 2007 over 2006. As a result of our common stock offering completed in April 2007, we had higher average cash balances in 2007 than in 2006, resulting in higher interest income. In addition, interest income was favorably impacted by slightly higher interest rates in 2007 compared to 2006. Included in interest expense in 2007 is approximately $0.6 million related to the amortization of the discount associated with the termination of the Dr. Falk agreement on June 6, 2007. This was partially offset by $0.1 million less interest expense associated with our long-term debt resulting from lower average debt balances in 2007 compared to 2006. The foreign currency loss in 2007 primarily relates to a foreign exchange adjustment relating to our obligation to Dr. Falk, which is denominated in Euros.

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

Preferred stock dividends and accretion

	Years Ended December 31,			% Increase (Decrease)
	2007	2006	2005	2006 to 2007	2005 to 2006
	(Dollars in thousands)

Preferred stock dividends and accretion	$225	$1,286	$10,908	(83)%	(88%)

2007 as compared to 2006.  Preferred stock dividends and accretion in 2007 relates solely to our outstanding redeemable preferred stock, which is held by Vertex.

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

From September 2001 until the time of our initial public offering, we funded our activities primarily with issuances of convertible preferred stock. In May 2004, we received approximately $50.4 million from the issuance of Series C convertible preferred stock. In September and December 2001, we received approximately $46.2 million from the issuance of Series B convertible preferred stock. Prior to September 2001, we received most of our equity and debt financing proceeds from the issuance of notes, common stock and preferred stock to Vertex, including redeemable preferred stock and Series A convertible preferred stock. The Series A, B and C convertible preferred stock were converted into shares of common stock upon the closing of our initial public offering, and accrued but unpaid dividends were satisfied through issuance of shares of our common stock upon the closing of the offering at the offering price. The outstanding redeemable preferred stock, which is not convertible into common stock, is redeemable, at the holder’s option, on or after December 31, 2010, or by us at our option at any time. The liquidation preference of the redeemable preferred stock at December 31, 2007 was $6.5 million and includes accrued but unpaid dividends on the redeemable preferred stock of $2.0 million. Assuming we do not exercise our right to repurchase the redeemable preferred stock before December 31, 2010, the accrued and unpaid dividends at that date will be $2.7 million.

As of December 31, 2007, we had received $18.4 million from our collaborative agreement with CFFTI and are entitled to receive a $6.6 million future milestone payment under the agreement if a development milestone is met, less an amount determined by when the milestone is achieved.

During April 2007, we completed a common stock offering in which we sold 6,518,830 shares of common stock at a price of $14.75 per share. Net proceeds from the offering were approximately $89.9 million after deducting underwriting discounts and commissions and offering expenses totaling $6.2 million.

Effective June 6, 2007, Dr. Falk and we agreed to terminate our collaborative agreement, and we reacquired Dr. Falk’s European Marketing Rights under the agreement. Based on the termination agreement, we agreed to make cash payments to Dr. Falk totaling €12.0 million, payable as follows: €5.0 million that was paid in July 2007 and equated to $6.7 million based on foreign currency exchange rates at the time of payment, €2.0 million on each of June 7, 2008 and 2009 and €3.0 million on June 6, 2010. Both parties are absolved from any further performance obligations under the original contract.

In December 2006, we entered into a Collaboration and License Agreement with Genentech for the development, manufacture and commercialization of ALTU-238. The effective date of the agreement was February 21, 2007, following expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Pursuant to the original agreement, Genentech made the following specific cash payments to us in 2007: a $15.0 million upfront non-refundable license fee payment, $15.0 million in exchange for 794,575 shares of our common stock, and $6.6 million to reimburse us for various development activities performed by us on Genentech’s behalf. In addition, Genentech is obligated to make an additional payment to us in 2008 to reimburse us for development activities performed on their behalf in the fourth quarter of 2007. On December 19, 2007, Genentech and we entered into an agreement terminating the collaboration effective December 31, 2007. Under the terms of the termination agreement, we reacquired the North American development and commercialization rights to ALTU-238. As part of the termination agreement Genentech paid us a $4.0 million termination payment and agreed to provide, for a limited time, supplies of hGH for further clinical development of ALTU-238 in North America and clinical development and commercial purposes outside North America. Upon commercialization, Genentech will be entitled to a nominal royalty on sales of ALTU-238.

Summary Cash Flow Information

	December 31,			% Increase (Decrease)
	2007	2006	2005	2006 to 2007	2005 to 2006
	(Dollars in thousands)

Cash, cash equivalents and marketable securities	$138,332	$85,914	$30,061	61%	186%
Working capital	124,171	71,307	14,249	74%	400%

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Cash flows from:
Operating activities	$(39,172)	$(54,099)	$(20,331)
Investing activities	(6,345)	(9,824)	23,612
Financing activities	97,654	112,521	102

At December 31, 2007, we had $138.3 million in cash, cash equivalents and marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. Our funds at December 31, 2007 were invested in investment grade securities and money market funds.

Since our inception, we have generated significant losses while we have advanced our product candidates into preclinical and clinical trials. Accordingly, we have historically used cash in our operating activities. During the years ended December 31, 2007 and 2006, our operating activities used $39.2 million and $54.1 million, respectively. The use of cash in each period was primarily a result of expenditures associated with our research and development activities and amounts incurred to develop and maintain our administrative infrastructure, offset partially in 2007 by an aggregate of $25.7 million received from Genentech in conjunction with the terms of the original collaborative agreement for the upfront payment, cost reimbursements and the termination payment.

Net cash used in investing activities was $6.3 million in 2007, due to capital expenditures of $2.6 million and $3.7 million of cash payments into certificates of deposits we were required to obtain to collateralize letters of credit relating to two 10 year leases we entered into in October 2007 for facilities in Waltham, Massachusetts. Proceeds from the maturity and sale of marketable securities and purchases of marketable securities were both $43.3 million in 2007, thereby resulting in zero net cash flow. Net cash used in investing activities was $9.8 million in 2006, reflecting $209.0 million used to purchase marketable securities, partially offset by proceeds from the maturity and sale of marketable securities of $201.8 million and $2.6 million for capital expenditures. We expect capital expenditures to be between $6.0 and $8.0 million in 2008.

In 2007, our financing activities provided $97.7 million, primarily reflecting net proceeds of $89.9 million from the issuance of common stock in April 2007 and the $15.0 million equity investment by Genentech. In addition, we received $1.5 million in proceeds from the exercise of common stock options and warrants, and made repayments of long-term debt principal of $2.1 million and repayments to Dr. Falk of $6.7 million. In

2006, our financing activities provided $112.5 million, primarily reflecting the net proceeds of $110.2 million from our initial public offering in January 2006. In addition, we received $3.4 million in proceeds from the exercise of common stock options and warrants, and an additional $1.3 million from new borrowings under our capital equipment facility, and made repayments of long-term debt principal of $2.3 million.

We have generally financed a substantial portion of our capital expenditures through equipment loans under which the lender retains a security interest in the equipment. The equipment loans are governed by a master loan and security agreement that contains the key terms of the loans. The master loan and security agreement require us to maintain insurance on the collateral. Each loan carries a fixed rate of interest which was established at the time of borrowing and is payable in fixed monthly installments over periods of up to four years. We intend to secure additional equipment loans to continue to finance a substantial portion of our future capital expenditures.

The following table summarizes our contractual obligations at December 31, 2007 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

Payments Due by Period

			2009	2011
			Through	Through	After
	Total	2008	2010	2012	2012
	(Dollars in thousands)

Contractual Obligations(1):
Short and long-term debt(2)	$3,119	$2,325	$794	$—	$—
Operating lease obligations	48,917	3,011	9,264	9,264	27,378
Dr. Falk obligation(3)	10,310	2,946	7,364	—	—
Purchase obligations	18,109	18,056	53	—	—

Total contractual cash obligations	$80,455	$26,338	$17,475	$9,264	$27,378

(1)	Excludes estimated payment of $7.2 million to Vertex in connection with its optional redemption of shares of redeemable preferred stock on or after December 31, 2010, plus dividends accruing after that date, and amounts payable to CFFTI upon FDA approval of Trizytek, royalties to CFFTI on product sales of Trizytek and royalties to Genentech on product sales of ALTU-238.

(2)	Includes interest expense.

(3)	Represents € 7.0 due to Dr. Falk Pharma GmbH converted to U.S. dollars at the December 31, 2007 exchange rate.

Funding Requirements

We anticipate that our current cash, cash equivalents and marketable securities together with our expected cash inflow from collaborative agreements will be sufficient to fund our operations into mid- 2009. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Our funding requirements will depend on numerous factors, including:

•	the continued development progress on Trizytek, ALTU-238 and ALTU-237, including the completion of nonclinical and clinical trials and the results of these studies;

•	our ability to advance additional product candidates into clinical development from our preclinical portfolio;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborations;

•	the timing and cost involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims for our drug discovery technology and product candidates and avoiding the infringement of intellectual property rights of others;

•	the potential acquisition and in-licensing of other technologies, products or assets;

•	the timing, receipt and amount of sales and royalties, if any, from our product candidates; and

•	the cost of manufacturing, marketing and sales activities, if any.

We do not expect to generate significant revenues, other than a milestone payment that we may receive from CFFTI or other similar collaborations we may enter into in the future, until we successfully obtain marketing approval for, and begin selling one or more of our product candidates.

We believe the key factors that will affect our internal and external sources of cash are:

•	our ability to successfully develop, manufacture and obtain regulatory approval for our clinical candidates;

•	the success of clinical trials for Trizytek, ALTU-238 and ALTU-237;

•	the success of our preclinical programs;

•	our ability to enter into strategic collaborations with corporate collaborators and the success of such collaborations; and

•	the receptivity of the capital markets to financings of biotechnology companies.

We may raise funds from time to time through public or private sales of equity or from borrowings. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business. For example, warrants issued in connection with our Series B and Series C financings contain anti-dilution provisions that result in the issuance of additional shares of common stock upon exercise, and thus further dilution, to the extent we issue or are deemed to issue equity at a per share price that is less than the exercise price of the warrants. At December 31, 2007, 1,962,494 such warrants with an exercise price of $5.64 per warrant and 1,556,291 such warrants with an exercise price of $9.80 per warrant were outstanding. We do not engage in off-balance sheet financing arrangements, other than operating leases.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or (SFAS No. 157. Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. FASB Staff Position No. 157-2, which was issued on February 12, 2008, defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. We are evaluating the impact of SFAS No. 157 on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or (SFAS No. 159. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of adoption of this new standard on our financial position, results of operations and cash flows.

In June 2007, the EITF published Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3, which addresses whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Under EITF 07-3, these payments made by an entity to third parties should be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective on a prospective basis for the reporting period beginning January 1, 2008. We are evaluating the impact of adoption of this new standard on our financial position, results of operations and cash flows.

In December 2007, the SEC issued SAB 110, extending the SAB 107 shortcut method for estimating the expected term of “vanilla” options, or SAB 110. SAB 110 permits companies, under certain circumstances, to continue to use the simplified, or “plain vanilla”, method of calculating the expected life of option grants as originally described under SAB 107, Share-Based Payment, or SAB 107. Under SAB 107, the ability to use the simplified method of calculating the expected life of option grants was due to expire on December 31, 2007. Through December 31, 2007, we used the simplified method to determine the expected life of our option grants. We are evaluating what, if any, impact SAB 110 will have on our financial position, results of operations and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash, cash equivalents and short-term investments are invested with highly-rated financial institutions in North America with the primary objective of preservation of principal, while maintaining liquidity and generating favorable yields. When purchased, investments have a maturity of less than 18 months. Some of the securities we invest in are subject to interest rate risk and will decline in value if market interest rates increase. To minimize the risk associated with changing interest rates, we invest primarily in bank certificates of deposit, United States government securities and investment-grade commercial paper and corporate notes. All of our investments at December 31, 2007 met these criteria. At December 31, 2007, we had gross unrealized gains of approximately $0.3 million on our investments. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.

Our total debt at December 31, 2007 was $2.9 million, representing outstanding equipment loans. All borrowings under our equipment loan agreements carry fixed rates of interest established at the time such borrowings were made. Accordingly, our future interest costs relating to such drawdowns are not subject to fluctuations in market interest rates.

Our assets are principally located in the United States and a majority of our historical revenues and operating expenses are denominated in United States dollars. Our payments to Dr. Falk for the repurchase of the European Marketing Rights of Trizytek are denominated in Euros, and the gross amount of that liability at December 31, 2007 is €7.0 million. In addition, some purchases of raw materials and contract manufacturing services are also denominated in foreign currencies. Accordingly, we are subject to market risk with respect to foreign currency-denominated expenses. We recognized a foreign currency exchange loss of $1.0 million in 2007. We had no foreign currency exchange gains or losses in 2006. We may engage in additional collaborations with international partners. If Trizytek or any other future drug candidates reach commercialization outside of the United States, or we enter into additional collaborations with international partners providing for foreign currency-denominated revenues and expenses, we may be subject to significant foreign currency and market risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are attached to this Annual Report beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 24, 2008, the Audit Committee of our Board of Directors determined not to renew the engagement of Deloitte & Touche LLP, which was engaged to perform the integrated audit for the fiscal year ended December 31, 2007. The decision to change accounting firms was approved by the Audit Committee of our Board of Directors, which subsequently advised our Board of Directors of its decision.

During the two fiscal years ended December 31, 2006 and 2007, and through the date of the “Report of Independent Registered Public Accounting Firm”, included on page F-2, or the Relevant Period, there were no (1) “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their report to the subject matter of the disagreement or (2) “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

The audit reports of Deloitte & Touche LLP on our consolidated financial statements as of and for the years ended December 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

Also on January 24, 2008, the Audit Committee of our Board of Directors determined to engage Ernst & Young LLP as our independent registered accounting firm for the fiscal year ending December 31, 2008. During the Relevant Period, neither us nor anyone acting on our behalf consulted with Ernst & Young LLP regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that Ernst & Young LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, or (2) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer, or PEO, and Principal Financial Officer, or PFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation by our management, our PEO and PFO concluded that, as of December 31, 2007, our disclosure controls and procedures were: (1) designed to ensure that material information relating to us is made known to our PEO and PFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our PEO and PFO, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of the year ended December 31, 2007.

Deloitte & Touche LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2007, has issued an audit report on our internal controls over financial reporting, which appears below.

Changes in Internal Control

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Disclosure Controls and Internal Controls over Financial Reporting

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Altus Pharmaceuticals Inc.
Cambridge, Massachusetts

We have audited the internal control over financial reporting of Altus Pharmaceuticals, Inc. and subsidiary (the “Company”) as of December 31, 2007, based criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 10, 2008 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 10, 2008

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in either our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our Annual Meeting of Stockholders to be held on June 12, 2008, or the 2008 Proxy Statement, or a future amendment to this Form 10-K, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by the Form 10-K, or the Form 10-K Amendment, under the captions “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” and is incorporated herein by reference.

We have adopted a code of conduct and ethics that applies to all of our directors, officers and employees. This code is publicly available on our website at www.altus.com. Amendments to the code of conduct and ethics or any grant of a waiver from a provision of the code requiring disclosure under applicable SEC and The Nasdaq Stock Market rules will be disclosed in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the captions “Executive Compensation,” “Management — Committees of the Board of Directors and Meetings” and “Compensation Committee Report” to be contained in either our 2008 Proxy Statement or the Form 10-K Amendment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” to be contained in either our 2008 Proxy Statement or the Form 10-K Amendment.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the captions “Certain Relationships and Related Person Transactions” and “Management — Director Independence” to be contained in either our 2008 Proxy Statement or the Form 10-K Amendment.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption “Independent Registered Public Accounting Firm” to be contained in either our 2008 Proxy Statement or the Form 10-K Amendment.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Consolidated Financial Statements

The Consolidated Financial Statements are filed as part of this report.

      2. Consolidated Financial Statement Schedules

All schedules are omitted because they are not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits

		Incorporated by Reference to
		SEC Filing
Exhibit						Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.		Form 10-K

	Articles of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation of the Registrant.	10-K (000-51711)	3/12/07	3.1
3.2	Restated By-laws of Registrant.	S-1/A (333-129037)	1/11/06	3.4
	Instruments Defining the Rights of Security Holders
4.1	Form of Common Stock Certificate.	S-1/A (333-129037)	1/11/06	4.1
4.2	Amended and Restated Investor Rights Agreement, dated as of May 21, 2004.	S-1 (333-129037)	10/17/05	4.3
4.3	Form of Common Stock Warrant to Cystic Fibrosis Foundation Therapeutics, Inc.	S-1 (333-129037)	10/17/05	4.9
4.4	Form of Common Stock Warrant to Cowen and Company, LLC.	S-1 (333-129037)	10/17/05	4.11
4.5	Form of Series B Preferred Stock Warrant, as amended, together with a schedule of warrant holders.	S-1 (333-129037)	10/17/05	4.12
4.6	Form of Series C Preferred Stock Warrant, together with a schedule of warrant holders.	S-1 (333-129037)	10/17/05	4.13
4.7	Common Stock Purchase Agreement, dated as of December 19, 2006, between the Registrant and Genentech, Inc.	8-K (000-51711)	3/1/07	10.1
4.8	Registration Rights Agreement, dated as of February 27, 2007, between the Registrant and Genentech, Inc.	8-K (000-51711)	3/1/07	10.2
4.9	Form of Common Stock Warrant issued to Adage Capital Partners, L.P.	S-3 (333-141414)	3/19/07	4.5
	Material Contracts — Management Contracts and Compensatory Plans
10.1	1993 Stock Option Plan, as amended.	S-1 (333-129037)	10/17/05	10.1
10.2	Form of Incentive Stock Option Agreement under the 1993 Stock Option Plan.	S-1 (333-129037)	10/17/05	10.2
10.3	Form of Non-Qualified Stock Option Agreement under the 1993 Stock Option Plan, as amended.	S-1 (333-129037)	10/17/05	10.3
10.4	Amended and Restated 2002 Employee, Director and Consultant Stock Plan, as amended.	10-K (000-51711)	3/12/07	10.4
10.5	Pre-IPO Form of Incentive Stock Option Agreement under the Amended and Restated 2002 Employee, Director and Consultant Stock Plan applicable to Executive Officers.	S-1 (333-129037)	10/17/05	10.5
10.6	Post-IPO Form of Incentive Stock Option Agreement under the Amended and Restated 2002 Employee, Director and Consultant Stock Plan applicable to Executive Officers.	S-1/A (333-129037)	1/11/06	10	.5.1

		Incorporated by Reference to
		SEC Filing
Exhibit						Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.		Form 10-K

10.7	Post-IPO Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2002 Employee, Director and Consultant Stock Plan applicable to Executive Officers.	S-1/A (333-129037)	1/11/06	10	.6.1
10.8	Post-IPO Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2002 Employee, Director and Consultant Stock Plan applicable to Directors.					X
10.9	Pre-IPO Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2002 Employee, Director and Consultant Stock Plan applicable to Executive Officers.	S-1 (333-129037)	10/17/05	10.6
10.10	Amended and Restated Director Compensation Policy dated February 2, 2007.	10-K (000-51711)	3/12/07	10.9
10.11	Description of Arrangement between the Registrant and John P. Richard, effective as of October 28, 2004.	S-1 (333-129037)	10/17/05	10.20
10.12	Letter Agreement between the Registrant and Sheldon Berkle, dated as of May 6, 2005, as amended.	S-1/A (333-129037)	12/27/05	10.17
10.13	Letter Agreement between the Registrant and Lauren Sabella, dated as of April 4, 2006.	10-K (000-51711)	3/12/07	10.13
10.14	Letter Agreement between the Registrant and Burkhard Blank, dated as of June 2, 2006.	10-K (000-51711)	3/12/07	10.14
10.15	Letter Agreement between the Registrant and John Sorvillo, dated as of July 31, 2006.	10-K (000-51711)	3/12/07	10.15
10.16	Letter Agreement between the Registrant and Renato Fuchs, dated as of August 14, 2006.	10-K (000-51711)	3/12/07	10.16
10.17	Letter Agreement between the Registrant and Philip Gotwals dated as of August 14, 2006.					X
10.18	Employment Agreement between the Registrant and David Pendergast dated February 4, 2008.					X
10.19	Letter Agreement between the Registrant and Bruce Leicher, dated as of October 31, 2006.	10-K (000-51711)	3/12/07	10.17
10.20	Form of Indemnification Agreement.	S-1/A (333-129037)	11/30/05	10.7
10.21	Separation Agreement between the Registrant and Sheldon Berkle dated February 4, 2008.					X
10.22	Severance and Change in Control Agreement dated as of May 17, 2007 between Sheldon Berkle and the Registrant.	8-K (000-51711)	5/21/07	10.1
10.23	Form of Severance and Change in	8-K (000-51711)	5/21/07	10.2
	Control Agreement dated as of May 17, 2007 between the Registrant and each of Burkhard Blank, Alexey Margolin, Jonathan Lieber, and Bruce Leicher.

		Incorporated by Reference to
		SEC Filing
Exhibit					Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K

10.24	Form of Severance and Change in	8-K (000-51711)	5/21/07	10.3
	Control Agreement dated as of May 17, 2007. between the Registrant and each of Robert Gallotto, Lauren Sabella, and John Sorvillo and dated as of October 16, 2007 between the Registrant and Philip Gotwals.
10.25	Consulting Agreement dated as of October 26, 2007 between Alexey L. Margolin and the Registrant.	8-K (000-51711)	10/29/07	10.3
	Material Contracts — Leases
10.26	Lease Agreement between the Registrant and Rizika Realty Trust for 125 Sidney Street, Cambridge, Massachusetts, dated as of April 4, 2002, as amended.	S-1 (333-129037)	10/17/05	10.21
10.27	Lease Agreement between the Registrant and Fort Washington Realty Trust for 625 Putnam Ave, Cambridge, Massachusetts, dated as of March 1, 1993, as amended.	S-1 (333-129037)	10/17/05	10.22
10.28	Sublease Agreement between the Registrant and Transkaryotic Therapies, Inc., dated as of July 23, 2004.	S-1 (333-129037)	10/17/05	10.25
10.29	Third Amendment to Lease Agreement between the Registrant and Rizika Realty Trust for 125 Sidney Street, Cambridge, Massachusetts, dated as of February 13, 2006.	8-K (000-51711)	2/15/06	99.1
10.30	Sublease between the Registrant and Millennium Pharmaceuticals, Inc. dated April 2, 2007 under the Lease Agreement by and between Millennium Pharmaceuticals, Inc. and Massachusetts Institute of Technology, as amended, for 640 Memorial Drive, Cambridge, Massachusetts filed by Millennium Pharmaceuticals, Inc. as Exhibit 10.32 to its Registration Statement on Form S-1 (333-2490) (filed on 3/18/1996), Exhibit 10.57 to its Annual Report on Form 10-K (filed on 3/24/1999), Exhibit 10.6 to its Annual Report on Form 10-K (filed on 2/25/2000), and Exhibit 10.4 to its Annual Report on Form 10-K (filed on 3/15/2001).	8-K (000-51711)	4/5/07	10.1
10.31	Consent to Sublease by and between the Massachusetts Institute of Technology, Millennium Pharmaceuticals, Inc. and the Registrant, dated April 30, 2007, pursuant to the Sublease between the Registrant and Millennium Pharmaceuticals, Inc. dated April 2, 2007 for 640 Memorial Drive, Cambridge, Massachusetts.	10-Q (000-51711)	8/8/07	10.3
10.32	Lease dated October 29, 2007 for 610 Lincoln Street, Waltham, Massachusetts between 610 Lincoln LLC and the Registrant.	10-Q (000-51711)	10/29/07	10.1

			Incorporated by Reference to
			SEC Filing
Exhibit						Filed with this
No.		Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K

10.33		Lease dated October 29, 2007 for 333 Wyman Street, Waltham, Massachusetts between 275 Wyman LLC and the Registrant.	10-Q (000-51711)	10/29/07	10.2
		Material Contracts — Financing Agreements
10.34		Master Lease Agreement between the Registrant and General Electric Capital Corporation, dated as of May 21, 2002, as amended.	S-1 (333-129037)	10/17/05	10.8
10.35		Master Loan and Security Agreement between Oxford Finance Corporation and the Registrant, dated as of December 17, 1999, as amended.	S-1 (333-129037)	10/17/05	10.9
10.36		Form of Promissory Note issued to Oxford Finance Corporation.	S-1 (333-129037)	10/17/05	10.10
10.37		Master Security Agreement between Oxford Finance Corporation and the Registrant, dated August 19, 2004.	S-1 (333-129037)	10/17/05	10.11
10.38		Form of Promissory Note issued to Oxford Finance Corporation.	S-1 (333-129037)	10/17/05	10.12
10.39		Form of Promissory Note Schedule No. 08 issued to Oxford Finance Corporation, dated December 29, 2006.	8-K (000-51711)	1/3/07	10.1
10.40		Form of Promissory Note Schedule No. 09 issued to Oxford Finance Corporation, dated December 29, 2006.	8-K (000-51711)	1/3/07	10.2
		Material Contracts — License and Collaboration Agreements
10	.41+	Technology License Agreement by and between the Registrant and Vertex Pharmaceuticals Incorporated, dated as of February 1, 1999, as amended.	S-1/A (333-129037)	1/11/06	10.13
10	.42+	Strategic Alliance Agreement between the Registrant and Cystic Fibrosis Foundation Therapeutics, Inc., dated as of February 22, 2001, as amended.	S-1/A (333-129037)	1/11/06	10.15
10	.43+	Development, Commercialization and Marketing Agreement between the Registrant and Dr. Falk Pharma GmbH, dated as of December 23, 2002.	S-1/A (333-129037)	10/17/05	10.16
10.44		Termination Agreement to the Development, Commercialization and Marketing Agreement between Dr. Falk Pharma GmbH and the Registrant dated June 6, 2007.	10-Q (000-51711)	8/8/07	10.2
10	.45+	Collaboration and License Agreement by and between the Registrant and Genentech, Inc., dated as of December 19, 2006.	8-K (000-51711)	2/1/07	10.1
10	.46++	Termination and Transition Amendment to the Collaboration and License Agreement between the Registrant and Genentech, Inc., dated December 19, 2007.				X
		Material Contracts — Manufacturing and Supply Agreements

			Incorporated by Reference to
			SEC Filing
Exhibit						Filed with this
No.		Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K

10	.47++	Cooperative Development Agreement between Amano Enzyme, Inc. and the Registrant, dated as of November 8, 2002, as amended.	10-Q (000-51711)	11/7/07	10.1
10	.48++	Amendment No. 2 to Cooperative Development Agreement between Amano Enzyme, Inc. and the Registrant dated as of March 16, 2007.	10-Q (000-51711)	5/11/07	10.1
10	.49++	Amendment No. 3 to Cooperative Development Agreement between Amano Enzyme, Inc. and the Registrant dated as of July 12, 2007.	10-Q (000-51711)	11/7/07	10.2
10	.50++	Manufacturing License, Option and Support Agreement between Amano Enzyme, Inc. and the Registrant dated as of December 20, 2007.				X
10	.51+	Drug Product Production and Clinical Supply Agreement by and between the Registrant and Althea Technologies, Inc., dated as of August 15, 2006.	10-Q (000-51711)	11/14/06	10.1
10	.52++	First Amendment to Drug Product Production and Clinical Supply Agreement between Althea Technologies, Inc. and the Registrant dated June 25, 2007.	10-Q (000-51711)	8/8/07	10.1
10	.53+	Manufacturing and Supply Agreement by and between the Registrant and Lonza Ltd., dated as of November 16, 2006.	8-K (000-51711)	2/6/07	10.1
		Other Exhibits
21.1		Subsidiaries of the Registrant.	10-K (000-51711)	3/30/2006	21.1
23.1		Consent of Independent Registered Public Accounting Firm.				X
31.1		Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
31.2		Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.				X
+		Confidential treatment has been granted as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.
++		Confidential treatment has been requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2008.

ALTUS PHARMACEUTICALS INC.

By	/s/ David D. Pendergast
David D. Pendergast, Ph.D.
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID D. PENDERGAST David D. Pendergast, Ph.D.	Executive Chairman and Chairman of the Board (principal executive officer)	March 11, 2008

/s/ JONATHAN I. LIEBER Jonathan I. Lieber	Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 11, 2008

/s/ STEWART HEN Stewart Hen	Director	March 11, 2008

/s/ JONATHAN S. LEFF Jonathan S. Leff	Director	March 11, 2008

/s/ MANUEL A. NAVIA Manuel A. Navia, Ph.D.	Director	March 11, 2008

/s/ HARRY H. PENNER, JR. Harry H. Penner, Jr.	Director	March 11, 2008

/s/ JOHN P. RICHARD John P. Richard	Director	March 11, 2008

/s/ JONATHAN D. ROOT Jonathan D. Root, M.D.	Director	March 11, 2008

/s/ MICHAEL S. WYZGA Michael S. Wyzga	Director	March 11, 2008

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Altus Pharmaceuticals Inc.
Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Altus Pharmaceuticals Inc. and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Altus Pharmaceuticals Inc. and subsidiary at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 10, 2008

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2006

	December 31,
	2007	2006
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$113,607	$61,470
Marketable securities available-for-sale	24,725	3,059
Marketable securities held-to-maturity	—	21,385
Accounts receivable	3,454	—
Prepaid expenses and other current assets	2,001	2,576

Total current assets	143,787	88,490
PROPERTY AND EQUIPMENT, Net	5,991	6,717
OTHER ASSETS, Net	4,332	1,254

TOTAL ASSETS	$154,110	$96,461

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,192	$6,710
Current portion of Dr. Falk Pharma GmbH obligation	2,200	—
Current portion of long-term debt	2,137	2,106
Deferred revenue	2,087	8,367

Total current liabilities	19,616	17,183
Dr. Falk Pharma GmbH obligation, net of current portion	6,664	—
Long-term debt, net of current portion	738	2,874
Other long-term liabilities	900	701

TOTAL LIABILITIES	27,918	20,758
COMMITMENTS AND CONTINGENCIES (Note 11)
REDEEMABLE PREFERRED STOCK:
Redeemable Preferred Stock, par value $0.01 per share; 450,000 shares authorized, issued and outstanding in 2007 and 2006 at redemption value	6,506	6,281
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 30,791,035 shares issued and outstanding at December 31, 2007; 23,121,477 shares issued and outstanding at December 31, 2006	308	231
Additional paid-in capital	358,134	244,985
Accumulated deficit	(239,046)	(175,814)
Accumulated other comprehensive income	290	20

Total stockholders’ equity	119,686	69,422

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$154,110	$96,461

See notes to consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

CONTRACT REVENUE	$28,487	$5,107	$8,288
COSTS AND EXPENSES, NET:
Research and development	70,569	50,316	26,742
General, sales, and administrative	18,172	14,799	8,611
Reacquisition of European Marketing Rights from Dr. Falk Pharma GmbH	11,493	—	—
Gain on termination of Genentech, Inc. Collaboration and License Agreement	(4,000)	—	—

Total costs and expenses — net	96,234	65,115	35,353

LOSS FROM OPERATIONS	(67,747)	(60,008)	(27,065)

OTHER INCOME (EXPENSE):
Interest income	6,683	5,022	1,018
Interest expense	(1,185)	(697)	(825)
Foreign currency exchange (loss) gain and other	(983)	3	(252)

Other income (expense) — net	4,515	4,328	(59)

NET LOSS	(63,232)	(55,680)	(27,124)
PREFERRED STOCK DIVIDENDS AND ACCRETION	(225)	(1,286)	(10,908)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(63,457)	$(56,966)	$(38,032)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE — BASIC AND DILUTED	$(2.23)	$(2.75)	$(22.13)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	28,459	20,739	1,719

See notes to consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Redeemable Preferred Stock						Stockholders’ Equity (Deficit)
			Series B		Series C		Series A					Accumulated
	Redeemable		Convertible		Convertible		Convertible				Additional	Other
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
	(In thousands, except share amounts)

BALANCE — January 1, 2005	450,000	$5,478	11,773,609	$57,656	11,819,959	$45,331	87,500	$897	1,718,576	$17	$23,984	$—	$(93,010)	$(68,112)
Preferred stock dividends and accretion	—	401	—	4,503	—	6,004	—	—	—	—	(10,908)	—	—	(10,908)
Exercise of stock options	—	—	—	—	—	—	—	—	124,989	1	350	—	—	351
Restricted common stock repurchased	—	—	—	—	—	—	—	—	(756)	—	—	—	—	—
Stock-based compensation expense related to options granted to employees	—	—	—	—	—	—	—	—	—	—	840	—	—	840
Warrants issued in connection with debt financing	—	—	—	—	—	—	—	—	—	—	6	—	—	6
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(27,124)	(27,124)

BALANCE — December 31, 2005	450,000	5,879	11,773,609	62,159	11,819,959	51,335	87,500	897	1,842,809	18	14,272	—	(120,134)	(104,947)
Preferred stock dividends and accretion	—	402	—	374	—	510	—	—	—	—	(1,286)	—	—	(1,286)
Exercise of stock options	—	—	—	—	—	—	—	—	700,101	7	2,990	—	—	2,997
Exercise of warrants	—	—	—	—	—	—	—	—	369,433	4	355	—	—	359
Stock-based compensation expense related to options granted to employees	—	—	—	—	—	—	—	—	—	—	3,417	—	—	3,417
Shares issued through initial public offering, net of expenses	—	—	—	—	—	—	—	—	8,050,000	80	110,084	—	—	110,164
Conversion of Convertible Preferred Stock to common stock	—	—	(11,773,609)	(49,453)	(11,819,959)	(44,048)	(87,500)	(897)	10,767,306	108	94,290	—	—	93,501
Convertible Preferred Stock dividends converted in common stock	—	—	—	(13,080)	—	(7,797)	—	—	1,391,828	14	20,863	—	—	20,877
Unrealized gain on marketable securities available-for-sale	—	—	—	—	—	—	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(55,680)	(55,680)

Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(55,660)

BALANCE — December 31, 2006	450,000	6,281	—	—	—	—	—	—	23,121,477	231	244,985	20	(175,814)	69,422
Preferred stock dividends and accretion	—	225	—	—	—	—	—	—	—	—	(225)	—	—	(225)
Exercise of stock options	—	—	—	—	—	—	—	—	346,149	4	1,447	—	—	1,451
Exercise of warrants	—	—	—	—	—	—	—	—	10,004	—	98	—	—	98
Stock-based compensation expense related to options granted to employees	—	—	—	—	—	—	—	—	—	—	6,957	—	—	6,957
Shares issued through public stock offering, net of expenses	—	—	—	—	—	—	—	—	6,518,830	65	89,880	—	—	89,945
Shares issued through Genentech, Inc. Collaboration and License Agreement	—	—	—	—	—	—	—	—	794,575	8	14,992	—	—	15,000
Unrealized gain on marketable securities available-for-sale	—	—	—	—	—	—	—	—	—	—	—	270	—	270
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(63,232)	(63,232)

Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(62,962)

BALANCE — December 31, 2007	450,000	$6,506	—	$—	—	$—	—	$—	30,791,035	$308	$358,134	$290	$(239,046)	$119,686

See notes to consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,232)	$(55,680)	$(27,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Reacquisition of European Marketing Rights from Dr. Falk Pharma GmbH	11,493	—	—
Depreciation and amortization	3,678	3,059	2,836
Stock-based compensation expense	6,957	3,417	840
Noncash interest expense	779	225	231
Loss on disposal of equipment	—	35	—
Foreign currency exchange loss	983	—	—
Changes in assets and liabilities:
Accounts receivable	(3,454)	—	—
Prepaid expenses and other current assets	575	(170)	(952)
Other noncurrent assets	369	(71)	—
Accounts payable and accrued expenses	6,331	(338)	811
Other long-term liabilities	(26)	701	—
Payments received as deferred revenue	21,662	—	11,298
Deferred revenue recognized	(25,287)	(5,277)	(8,271)

Net cash used in operating activities	(39,172)	(54,099)	(20,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(43,349)	(209,044)	(34,100)
Maturities of marketable securities	43,338	201,809	60,059
Purchases of property and equipment	(2,634)	(2,589)	(2,347)
Increase in restricted cash	(3,700)	—	—

Net cash (used in) provided by investing activities	(6,345)	(9,824)	23,612

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from public offerings of common stock	89,945	110,164	—
Proceeds from equity investment by Genentech, Inc.	15,000	—	—
Proceeds from exercise of stock options and warrants	1,549	3,356	351
Payment of Dr. Falk Pharma GmbH obligation	(6,735)	—	—
Proceeds from issuance of long-term debt	—	1,272	2,572
Repayment of long-term debt	(2,105)	(2,271)	(2,321)
Deferred initial public offering issuance costs	—	—	(500)

Net cash provided by financing activities	97,654	112,521	102

NET INCREASE IN CASH AND CASH EQUIVALENTS	52,137	48,598	3,383
CASH AND CASH EQUIVALENTS — Beginning of year	61,470	12,872	9,489

CASH AND CASH EQUIVALENTS — End of year	$113,607	$61,470	$12,872

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$382	$472	$600

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
First months’ payments withheld from long-term debt proceeds	$—	$38	$70

Series A Convertible Preferred Stock, Series B Redeemable Convertible Preferred Stock and Series C Redeemable Convertible Preferred Stock, and accrued dividends, converted to common stock	$—	$115,275	$—

Purchase of property and equipment included in accounts payable and accrued expenses	$516	$—	$—

See notes to consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.	BACKGROUND

Altus Pharmaceuticals Inc. and subsidiary was incorporated in Massachusetts in October 1992 as a wholly owned subsidiary of Vertex Pharmaceuticals Incorporated, or Vertex, a Massachusetts corporation. In February 1999, we were reorganized as an independent company, and in August 2001 we were reincorporated as a Delaware corporation. Unless the context requires otherwise, references to “Altus,” “we,” “our” and “us” in these footnotes refer to Altus Pharmaceuticals Inc. and our subsidiary.

During January 2006, we completed an initial public offering of 8,050,000 shares of our common stock at a public offering price of $15.00 per share. Our net proceeds were $110,164, after deducting underwriting discounts and commissions and offering expenses totaling $10,586.

In connection with the initial public offering, all shares of Series B Convertible Preferred Stock, or Series B Preferred Stock, were converted into 5,182,651 shares of common stock, all shares of Series C Convertible Preferred Stock, or Series C Preferred Stock, were converted into 5,203,059 shares of common stock and all shares of Series A Convertible Preferred Stock, or Series A Preferred Stock, were converted into 381,596 shares of common stock. As a result, we no longer recognize dividend and accretion expense for these classes of preferred stock. Furthermore, we issued an additional 872,054 shares of common stock in satisfaction of $13,080 of accrued but unpaid dividends on the Series B Preferred Stock, and 519,774 shares of common stock were issued in satisfaction of $7,797 of accrued but unpaid dividends on the Series C Preferred Stock. All warrants to purchase Series B Preferred Stock were automatically converted into warrants to purchase 508,214 shares of our common stock at an exercise price of $9.80 per share, and all warrants to purchase Series C Preferred Stock were automatically converted into warrants to purchase 1,144,670 shares of our common stock at an exercise price of $9.80 per share. All of these converted warrants became exercisable immediately upon conversion.

During April 2007, we completed a common stock offering in which we sold 6,518,830 shares of common stock at a price of $14.75 per share. Net proceeds from the offering were approximately $89,945 after deducting underwriting discounts and commissions and offering expenses totaling $6,208.

We are a biopharmaceutical company focused on the development and commercialization of oral and injectable protein therapeutics for gastrointestinal and metabolic disorders. We are subject to risks common to companies in the biotechnology industry including, but not limited to, product development risks, new technological innovations, protection of proprietary technology, compliance with government regulations, dependence on key personnel, the need to obtain additional financing, uncertainty of market acceptance of products, and product liability.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Stock Split— On January 24, 2006, we effected a 1-for-2.293 reverse stock split. All share and per share amounts in the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

Principles of Consolidation — The consolidated financial statements include the accounts of Altus Pharmaceuticals Inc. and our wholly owned subsidiary, Altus Pharmaceuticals Securities Corporation. All intercompany transactions and balances have been eliminated.

Use of Estimates — The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents — Cash and cash equivalents represent cash and highly liquid investments purchased within three months of the maturity date and consist of money market funds and government securities.

Marketable Securities — We invest available cash primarily in bank certificates of deposit and investment-grade commercial paper, corporate notes and government securities. We classify our marketable securities as available-for-sale or held-to-maturity based upon our intentions and ability to hold such securities. Available-for sale marketable securities are carried at estimated fair value with unrealized gains and losses included in stockholders’ equity. Held-to-maturity marketable securities are carried at amortized cost. All marketable securities are classified as current assets because these securities have maturities of less than one year and are available to meet working capital needs and to fund current operations (see Note 5).

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

During 2007 and 2006, we wrote off fully depreciated assets with gross value of $1,420 and $3,236, respectively.

Other Assets — Other assets consist primarily of an interest bearing certificate of deposit required to collateralize letters of credit relating to two ten year leases we entered into in October 2007 for facilities in Waltham, Massachusetts (see Note 11) and the deferral of costs related to the fair value of a warrant issued in 2001 to induce Cystic Fibrosis Foundation Therapeutics, Inc., or CFFTI, to provide us with future research and development funding. This cost deferral is being amortized against research and development revenue over the period of performance.

Impairment of Long-Lived Assets — We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful lives of long-lived assets may require revision or that the carrying value of these assets may be impaired. To determine whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the respective assets are compared to the carrying value. To the extent that the undiscounted future cash flows are less than the carrying value, a new fair value of the asset is required to be determined. If such fair value is less than the current carrying value, the asset is written down to its estimated fair value. No impairments were recorded in 2007, 2006 or 2005.

Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents and accounts payable approximate fair value because of their short-term nature. Available-for-sale marketable securities are carried at fair value based on quoted market prices. Held-to-maturity marketable securities at December 31, 2006, carried at an amortized cost of $21,385, had a fair value of $21,390 based on quoted market prices. The carrying amounts of our long-term debt instruments approximate fair value.

Concentrations of Credit Risk and Financial Instruments — Our financial instruments that potentially subject us to concentrations of credit risk are cash and cash equivalents, and marketable securities. We invest cash that is not currently being used for operational purposes in accordance with our investment policy. The

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

policy allows for the purchase of low-risk debt securities issued by the U.S. government and very highly-rated banks and corporations, subject to certain concentration limits. The policy allows for maturities that are no longer than 18 months. We believe our established guidelines for investment of excess cash maintains preservation of capital and liquidity through our policy on diversification and investment maturity.

During 2007, we derived 88% of our revenue from Genentech, Inc., or Genentech, (see Note 4) and 12% of our revenue from CFFTI. At December 31, 2007, 100% of our receivables were due from Genentech. Revenue from CFFTI and Dr. Falk Pharma GmbH, or Dr. Falk, comprised 100% of our revenue in 2006 and 96% of our revenue in 2005 (see Note 4).

Revenue Recognition — Substantially all the revenue we recognize is contract revenue from current and former collaborative agreements. We follow the provisions of the Securities and Exchange Commission’s, or the SEC, Staff Accounting Bulletin, or SAB, No. 104 (SAB No. 104) Revenue Recognition, Emerging Issues Task Force, or EITF, Issue No. 00-21 (EITF 00-21) Accounting for Revenue Arrangements with Multiple Deliverables, and EITF Issue No. 99-19 (EITF 99-19) Reporting Revenue Gross as a Principal Versus Net as an Agent.

Contract revenue includes revenue from collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of our product candidates as well as non-refundable research and development funding under collaborative agreements with corporate partners and grants from various non-government institutions. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of clinical development and commercial milestones and royalties on product sales. Research and development funding generally reimburses us for a portion or all of the costs of development and testing related to the collaborative research programs or grants.

Collaborative agreements are often multiple element arrangements, providing for a license as well as research and development services. Such arrangements are analyzed to determine whether the deliverables, including research and development services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. We recognize upfront license payments as revenue upon delivery of the license only if the license has standalone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have standalone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the upfront license payments are recognized as revenue over the estimated period performance obligations are performed.

When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue is recognized using either a proportional performance or straight-line method. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned as of the period ending date.

We recognize revenue using the proportional performance method provided we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Under the proportional performance method, periodic revenue related to upfront license and other payments is recognized based on the percentage of actual effort expended in that period to total effort budgeted for all of our performance obligations under the arrangement. We use an input-based measure, specifically direct costs, to determine proportional performance because, for our current agreements accounted for under this method, the use of an input-based measure is a more accurate representation of proportional performance than an output-based measure, such as milestones.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Management reassesses its estimates quarterly and makes judgments based on the best information available. Estimates may change in the future based on changes in facts and circumstances, resulting in a change in the amount of revenue recognized in future periods.

We use the proportional performance method of revenue recognition for our collaborations for the development of Trizytektm [porcine-free enzymes]. Since the inception of our collaboration agreements with CFFTI and Dr. Falk, we have adjusted our estimated costs to complete the development program for Trizytek on five occasions, including during the third quarters of 2005, 2006 and 2007, resulting in cumulative adjustments in revenue each time. During the third quarter of 2005, we reduced our estimated development costs for Trizytek, which resulted in us increasing cumulative revenue by $3,313 in the third quarter of 2005. During the third quarters of 2006 and 2007, we increased our estimated development costs for Trizytek, which resulted in us decreasing cumulative revenue by $3,684 and $1,966 in the third quarters of 2006 and 2007, respectively. Total revenue recognized related to these collaboration agreements in 2007, 2006 and 2005 was $3,371, $5,107 and $8,288, respectively. The possibility exists that revenue may increase or decrease in future periods as estimated costs of the underlying program increase or decrease or as exchange rates impact the value of foreign currency denominated collaborations without additional cash inflows from the collaborative partner or non-government institution.

If we cannot reasonably estimate the level of effort required to complete our performance obligations under an arrangement, the performance obligations are provided on a best-efforts basis and we can reasonably estimate when the performance obligation ceases or becomes inconsequential, then revenue would be recognized on a straight-line basis over the period we expect to complete our performance obligations.

Collaborations may also involve substantive milestone payments. Substantive milestone payments are considered to be performance bonuses that are recognized upon achievement of the milestone only if all of the following conditions are met: (1) the milestone payments are non-refundable, (2) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement, (3) substantive effort is involved in achieving the milestone, (4) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone and (5) a reasonable amount of time passes between the upfront license payment and the first milestone payment as well as between each subsequent milestone payment.

Reimbursement of research and development costs is recognized as revenue provided the provisions of EITF No. 99-19 are met, the amounts are determinable and collection of the related receivable is reasonably assured.

Royalty revenue is recognized upon the sale of the related products, provided that the royalty amounts are fixed or determinable, collection of the related receivable is reasonably assured and we have no remaining performance obligations under the arrangement.

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

Deferred revenue consists of payments received in advance of revenue recognized under collaborative agreements. Since the payments received under the collaborative agreements are non-refundable, the termination of a collaborative agreement before its completion could result in an immediate recognition of deferred revenue relating to payments already received from the collaborative partner but not previously recognized as revenue, assuming we had no remaining obligations under the collaborative agreement.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Expenses — Research and development expenses are charged to operations as incurred.

Stock-Based Compensation— On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, or SFAS 123(R), as required, using the modified prospective application method. We continue to estimate the fair value of the equity instruments using the Black-Scholes option-pricing model and to recognize compensation cost ratably over the appropriate vesting period. Prior to January 1, 2006, we had accounted for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, or SFAS 123, which are similar to those in SFAS 123(R). As a result, the impact of the adoption of SFAS 123(R) did not have a material impact on our comparative results.

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

Upon our initial filing of our S-1 Registration Statement on October 17, 2005, we began utilizing a volatility factor in valuing options granted to employees. Prior to such date, we had excluded a volatility factor, as permitted for private companies under the provisions of SFAS No. 123.

Income Taxes — We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between our financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax assets to the amount that will more likely than not be realized.

Net Loss per Share — Basic and diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all annual periods presented.

Outstanding dilutive securities not included in the calculation of diluted net loss attributable to common stockholders per share were as follows for the years ended December 31:

	2007	2006	2005
	(In thousands)

Series A, B and C convertible preferred stock:
Preferred shares	—	—	10,767
Preferred stock warrants	—	—	1,653
Options to purchase common stock	3,755	3,544	3,057
Warrants to purchase common stock	3,593	3,603	2,468

Total	7,348	7,147	17,945

Comprehensive Loss — Comprehensive loss includes net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income (loss) but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity (deficit), net of tax. Other comprehensive income was $270 and $20 in 2007 and 2006, respectively and

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is composed of unrealized gains on available-for-sale marketable securities. There were no other comprehensive gains or losses in 2005.

Segment Reporting — Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief decision-maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. Our chief decision maker uses consolidated financial information in determining how to allocate resources and assess performance and has determined that we operate in one segment, focusing on developing and commercializing novel protein therapeutics for patients with gastrointestinal and metabolic diseases.

Recent Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition. Prior to the issuance of SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions under generally accepted accounting principles. SFAS 157 was originally effective for us on a prospective basis for the reporting period beginning January 1, 2008. However, FASB Staff Position No. 157-2, which was issued on February 12, 2008, defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. We are evaluating the impact of adoption of this new standard on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of adoption of this new standard on our financial position, results of operations and cash flows.

In June 2007, the EITF published Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3, which addresses whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Under EITF 07-3, these payments made by an entity to third parties should be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective on a prospective basis for the reporting period beginning January 1, 2008. We are evaluating the impact of adoption of this new standard on our financial position, results of operations and cash flows.

In December 2007, the SEC issued SAB 110, extending the SAB 107 shortcut method for estimating the expected term of “vanilla” options, or SAB 110. SAB 110 permits companies, under certain circumstances, to continue to use the simplified, or “plain vanilla”, method of calculating the expected life of option grants as originally described under SAB 107, Share-Based Payment, or SAB 107. Under SAB 107, the ability to use the simplified method of calculating the expected life of option grants was due to expire on December 31, 2007. Through December 31, 2007, we used the simplified method to determine the expected life of our option grants. We are evaluating what, if any, impact SAB 110 will have on our financial position, results of operations and cash flows.

3.	RELATED-PARTY TRANSACTIONS

Vertex — During 2006 and 2005, we leased a small laboratory from Vertex, which was also a stockholder during that period of time. Vertex’s ownership interest in us on a fully converted basis at December 31, 2005 was approximately 14%, consisting of redeemable preferred stock, Series A convertible preferred stock, common stock and warrants to purchase common stock. With the exception of the redeemable preferred stock,

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vertex divested itself of any ownership interest in us in 2006. The total amounts paid to Vertex for the laboratory during the years ended December 31, 2006 and 2005 were approximately $62 and $91, respectively, which were included in research and development expense in those years. At December 31, 2006, we had no amounts payable to Vertex. We have an exclusive, royalty-free, fully-paid license to patents relating to cross-linked enzyme crystals from Vertex. Vertex retained a non-exclusive right to use the licensed patents and know-how for specified uses. These licenses expire on a patent-by-patent basis. There were no transactions with Vertex during 2007.

Consulting Agreements — In October 2004, we entered into a consulting agreement with a member of the Board of Directors, who is also a stockholder. Under this agreement, we recognized consulting expense of $283 during the year ended December 31, 2005. This agreement was terminated in 2005.

Sublease Payments — We sublease certain laboratory and office space from Shire Pharmaceuticals plc (Shire) under a lease agreement which expires on December 31, 2008. In November 2006, an employee of Shire became a member of our Board of Directors. Rental payments made by us to Shire during 2007 were $497. Rental payments made by us to Shire during 2006 after this individual became a member of our Board of Directors were $33. At December 31, 2006, the amount payable to Shire was $58. There were no amounts payable to Shire at December 31, 2007. On December 31, 2007, this individual retired from Shire.

4.	COLLABORATIONS

Cystic Fibrosis Foundation Therapeutics, Inc. — In February 2001, we entered into a strategic alliance agreement with CFFTI to collaborate on the development of Trizytek and specified derivatives of Trizytek in North America for the treatment of malabsorption due to exocrine pancreatic insufficiency in patients with cystic fibrosis and other indications. The agreement, in general terms, provides us with funding from CFFTI for a portion of the development costs of Trizytek upon the achievement of specified development milestones, up to a total of $25,000, in return for specified payment obligations and our obligation to use good faith reasonable efforts to develop and bring Trizytek to market in North America. As of December 31, 2007, we had received a total of $18,400 of the $25,000 available under the CFFTI agreement and recognized cumulative revenue of $15,173. Under the terms of the agreement, we may receive an additional milestone payment of $6,600, less an amount determined by when we achieve the milestone. Revenue from CFFTI accounted for 12%, 45%, and 49% of our total revenue in 2007, 2006, and 2005.

If we are successful in obtaining United States Food and Drug Administration, or FDA, approval of Trizytek, we will be required to pay CFFTI a license fee equal to the aggregate amount of milestone payments we have received from CFFTI, plus interest, up to a maximum of $40,000, less the fair market value of the shares of stock underlying the warrants issued to CFFTI. This fee, plus interest on the unpaid balance, will be due in four annual installments, commencing 30 days after the approval date. We are also required to pay an additional $1,500 to CFFTI within 30 days after the approval date. In addition, we are obligated to pay royalties to CFFTI consisting of a percentage of worldwide net sales by us or our sublicensees of Trizytek for any and all indications until the expiration of specified United States patents covering Trizytek. We have the option to terminate our ongoing royalty obligation by making a one-time payment to CFFTI, but we currently do not expect to do so. Under the agreement, CFFTI has also agreed to provide us with reasonable access to its network of medical providers, patients, researchers and others involved in the care and treatment of cystic fibrosis patients, and to use reasonable efforts to promote the involvement of these parties in the development of Trizytek.

In connection with the execution of this agreement and the first amendment of the agreement, we issued to CFFTI warrants to purchase a total of 261,664 shares of common stock at an exercise price of $0.02 per share, including 174,443 warrants with a fair value of $1,748, which is being recognized as a discount to contract revenue and amortized against the gross revenue earned under the contract.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2003, CFFTI and we amended the agreement again to provide us with an interest-bearing advance against a future milestone. This $1,500 advance was paid to us in January 2004 and is included in deferred revenue on the consolidated balance sheet. The advance, including interest at an annual rate of 15%, will be deducted from the milestone at the time the milestone is earned. In addition to the amounts deducted from the future milestone, and in the event Trizytek is approved, we will pay to CFFTI an amount equal to the advance in addition to the amounts otherwise owed to CFFTI. If the milestone is not achieved or Trizytek is not approved, we have no obligation to CFFTI as a result of this amendment.

Dr. Falk Pharma GmbH— In December 2002, we entered into a development, commercialization and marketing agreement with Dr. Falk for the development by us of Trizytek and the commercialization by Dr. Falk of Trizytek, if approved, in Europe, the countries of the former Soviet Union, Israel and Egypt, which we refer to as the Licensed Territory. Under the agreement, we granted Dr. Falk an exclusive, sublicensable license under specified patents that cover Trizytek to commercialize Trizytek for the treatment of symptoms caused by exocrine pancreatic insufficiency, in Europe, the countries of the former Soviet Union, Israel and Egypt, which we refer to as European Marketing Rights.

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

Effective June 6, 2007, Dr. Falk and we agreed to terminate the agreement outside of the provisions of the original agreement, and we reacquired Dr. Falk’s European Marketing Rights under the agreement. Dr. Falk and we had differing views regarding the optimal development and commercialization path in Europe, and ultimately concluded that reacquisition of European Marketing Rights by us would be in the best strategic interest of both parties. In exchange, we agreed to make cash payments to Dr. Falk totaling €12,000, payable in installments through 2010. Both parties were absolved from any further performance obligations under the original contract.

At the time of the termination agreement, we recorded a net liability of $14,148, which reflects the net present value of our cash payment obligations to Dr. Falk discounted at our estimated incremental borrowing rate of 11.0%. This discount will be amortized as interest expense over the period that payments are due to Dr. Falk. Due to the uncertainty associated with us receiving potential future cash flows from the

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commercialization of Trizytek under our reacquired marketing rights in the Licensed Territory, we expensed this cost in the second quarter of 2007. The expense for the reacquisition of the European Marketing Rights was reduced by the reversal of $2,655 of deferred revenue, representing the remaining balance associated with the non-refundable upfront and milestone payments received from Dr. Falk, since we no longer have any remaining performance obligations under the original agreement. We will not recognize any further revenue under the agreement and will not receive any further milestone or royalty payments.

We recognized no revenue from Dr. Falk in 2007. Revenue from Dr. Falk accounted for 55% and 47% of our total revenue in 2006 and 2005, respectively.

Genentech, Inc.— In December 2006, we entered into a collaboration and license agreement Genentech for the development, manufacture and commercialization of ALTU-238. The effective date of the agreement was February 21, 2007, following expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Under the terms of the agreement, we granted Genentech exclusive rights and license to make (and have made), use and import ALTU-238, and to sell ALTU-238 in North America if approved by the FDA. Genentech had the option to expand the agreement to a global agreement. The agreement, in general terms, provided that Genentech would assume full responsibility for the development, manufacture and commercialization of ALTU-238. Under the agreement, we had the option to elect to co-promote ALTU-238 in North America.

Pursuant to the agreement, Genentech made the following specific cash payments to us in 2007: a $15,000 upfront non-refundable license fee payment, $15,000 in exchange for 794,575 shares of our common stock, and $6,662 million to reimburse us for various development activities performed by us on Genentech’s behalf. In addition, Genentech is obligated to make an additional payment to us in 2008 to reimburse us for development activities performed on its behalf in the fourth quarter of 2007.

On December 19, 2007, Genentech and we entered into an agreement terminating the collaboration and license agreement effective December 31, 2007. Under the terms of the termination agreement, we reacquired the North American development and commercialization rights to ALTU-238, and the option to expand the agreement to a global agreement expired unexercised. In addition, Genentech agreed to provide, for a limited time, supplies of human growth hormone for further clinical development and commercialization of ALTU-238 in North America and clinical development and commercialization purposes outside North America, and to pay us a $4,000 termination payment to fund the transition of the project back to us. Upon commercialization, Genentech will be entitled to a nominal royalty on net sales of ALTU-238 as provided for in the December 2006 agreement.

Before we entered into the termination agreement, we did not recognize any revenue related to the upfront payment or reimbursements for development activities performed on Genentech’s behalf because provisions in the original agreement precluded us from concluding that revenue was fixed and determinable. As a result of the amendment of the collaborative agreement, the amount of revenue we will receive is now fixed and determinable, and our estimated performance period under the amended agreement has changed to coincide with the December 31, 2007 termination effective date. Accordingly, we have recognized revenue of $25,116 in December 2007, comprised of the original $15,000 upfront payment, cost reimbursements received and estimated to be due to us for development work performed on Genentech’s behalf. In addition, we recognized a gain as a result of terminating the collaboration and license agreement with Genentech in the amount of the $4,000 termination payment.

Revenue from Genentech comprised 88% of our 2007 total revenue.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	MARKETABLE SECURITIES

At December 31, 2007, all marketable securities were classified as available-for-sale and consisted of the following:

		Gross	Aggretate
		Unrealized	Fair
	Cost	Gains	Value

Corporate fixed income	$1,796	$19	$1,815
Government securities	7,957	50	8,007
Commercial paper	14,682	221	14,903

Total marketable securities	$24,435	$290	$24,725

At December 31, 2006, our portfolio of marketable securities consisted of the following:

		Gross	Aggregate
	Amortized	Unrealized	Fair
	Cost	Gains	Value

Available-for-sale
Corporate fixed income	$832	$6	$838
Government securities	2,207	14	2,221

Total-available-for-sale	3,039	20	3,059
Held-to-maturity
Corporate fixed income	786	—	786
Government securities	17,850	5	17,855
Certificates of deposit	2,749	—	2,749

Total-held-to-maturity	21,385	5	21,390

Total marketable securities	$24,424	$25	$24,449

Available-for-sale marketable securities are carried at fair value while held-to-maturity marketable securities are carried at amortized cost.

6.	PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31,
	2007	2006

Laboratory equipment	$6,781	$8,560
Computer equipment	497	574
Office equipment	326	477
Leasehold improvements	1,722	2,208
Software	565	605
Equipment in process	2,761	—

Total Property and equipment, at cost	12,652	12,424
Less: Accumulated depreciation	(6,661)	(5,707)

Property and equipment, net	$5,991	$6,717

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense related to property and equipment totaled $3,270, $2,888, and $2,544 for the years ended December 31, 2007, 2006 and 2005, respectively. Included in property and equipment at December 31, 2006 is equipment held under capital leases with a cost of $429 and accumulated depreciation of $375. No assets were held under capital leases at December 31, 2007.

7.	OTHER ASSETS

Other assets consisted of the following:

	December 31,
	2007	2006

Restricted cash	$3,700	$—
Fair value of CFFTI warrants, net	607	861
Other	25	393

Total	$4,332	$1,254

In October 2007, we entered into ten year leases for two neighboring facilities in Waltham, Massachusetts (see Note 11). In connection with these leases, we were required to provide two letters of credit to the respective landlords. In connection with the issuance of the letters of credit, we were required to place a total of $3,700 into an interest bearing certificate of deposit as collateral.

In connection with the execution of our strategic alliance with CFFTI in 2001, we issued CFFTI fully vested warrants to purchase 174,443 shares of common stock at an exercise price of $0.02 per share. The fair value of the warrants on the date of grant was $1,748. The warrants are being accounted for as a discount to contract revenue and amortized against the gross revenue earned under the contract. Warrant amortization totaled $254, $171, and $292 during the years ended December 31, 2007, 2006 and 2005, respectively.

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2007	2006

Accounts payable	$2,984	$2,623
Accrued compensation	2,504	1,479
Accrued professional fees	126	544
Accrued research and development	6,084	1,326
Other accrued expenses	1,494	738

Total	$13,192	$6,710

9.	DR. FALK PHARMA GMBH OBLIGATION

Effective June 6, 2007, Dr. Falk and we agreed to terminate our collaborative agreement and we reacquired Dr. Falk’s European Marketing Rights. Based on the termination agreement, we agreed to make cash payments to Dr. Falk totaling €12,000, payable as follows: €5,000, which was paid on July 6, 2007 and equated to $6,735 based on foreign currency rates in effect at the time of payment, €2,000 on each of June 7, 2008 and 2009 and €3,000 on June 6, 2010. At the time of the termination agreement, we recorded a net liability of $14,148, which reflected the net present value of our cash payment obligations to Dr. Falk discounted at our estimated incremental borrowing rate of 11.0%. This discount is being amortized as interest expense over the period payments are due to Dr. Falk.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balance of the current and long-term portions of the Dr. Falk obligation, net of discounts, was as follows as of December 31, 2007:

	Euro	US$ Obligation
Year	Obligation	Short Term	Long Term	Total

2008	€2,000	$2,946	$—	$2,946
2009	2,000	—	2,946	2,946
2010	3,000	—	4,418	4,418

Gross obligation	€7,000	2,946	7,364	10,310

Less: discount		(746)	(700)	(1,446)

Obligation, net of discount		$2,200	$6,664	$8,864

From the date of the termination agreement to December 31, 2007, we incurred a foreign currency exchange loss of $897 on the gross obligation and recorded interest expense of $555.

10.	INDEBTEDNESS

Indebtedness consisted of the following:

	December 31,
	2007	2006

Equipment loans, due January 2007 to December 2010, bearing interest rates between 9.22% and 11.21%, with a weighted average interest rate of 9.84% at December 31, 2007	$2,875	$4,955
Capital lease obligations	—	25

Total indebtedness	2,875	4,980
Less: current portion	(2,137)	(2,106)

Long-term portion	$738	$2,874

Equipment Loans — During 2003, we borrowed approximately $1,128 from a lender through equipment loan expansion agreements under an existing 1999 master loan and security agreement. In May 2004, we entered into a new master loan and security agreement with this lender and entered into a new equipment loan providing up to $6,901 of additional funding. We borrowed $2,642 and $3,899, under this equipment loan in 2005 and 2004, respectively. During 2006, we entered into two additional equipment loans under the 2004 master loan and security agreement providing $1,310 of additional funding. At December 31, 2007, outstanding borrowings under these equipment loans were $2,875. These borrowings, with repayment terms ranging between 36 and 48 months, are collateralized by the underlying equipment.

Capital Leases — In April 2002, we entered into a capital lease agreement to lease up to $3,837 of general equipment for a period of four years. The total amount of borrowings under this agreement was $993, which represented the fair market value of the equipment (and the book value) at the time of borrowings. The unused portion of the capital lease agreement expired in March 2003. During 2007, this lease agreement terminated and we purchased all of the equipment under these borrowings from the lessor for $104.

11.	COMMITMENTS AND CONTINGENCIES

Leases — We lease our office and laboratory space under noncancelable operating leases.

On October 29, 2007, we entered into ten year leases for new laboratory and office facilities in Waltham, Massachusetts. The leases commence upon the completion of facility construction and improvements by each

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

landlord, and the lease commencement date is estimated to be April 1, 2008. Our annual fixed rent payments for the two leases in years one through five will be $4,632. Beginning in year six, our annual fixed rent payments for the two leases will be approximately $5,244. In addition, the landlords of the two properties have agreed to provide improvement and space planning allowances of $3,052.

Future minimum payments under our operating leases are as follows at December 31, 2007:

Operating
Year Ending December 31:	Leases

2008	$3,011
2009	4,632
2010	4,632
2011	4,632
2012	4,632
Thereafter	27,378

Total minimum lease payments	$48,917

Total rent expense under our operating lease agreements during the years ended December 31, 2007, 2006 and 2005, was $2,614, $1,704 and $1,575, respectively.

CFFTI — We have a number of potential payments due to CFFTI in the event we obtain approval for Trizytek from the FDA. (See Note 4).

Purchase Commitments — Contractual purchase obligations to third parties are as follows at December 31, 2007:

Purchase
Commitment

2008	$18,056
2009	53

Total	$18,109

12.	REDEEMABLE PREFERRED STOCK

Redeemable Preferred Stock — In connection with our 1999 reorganization, 450,000 shares of redeemable preferred stock, par value $0.01 per share, or Redeemable Preferred Stock, were issued to Vertex with a value of $3,100. Vertex has no stockholder voting rights and is entitled to receive dividends at an annual rate of $0.50 per share. Dividends are cumulative whether or not declared by the Board of Directors and have been accrued in the amount of approximately $2,006 and $1,781, at December 31, 2007 and 2006, respectively.

The Redeemable Preferred Stock is redeemable for cash on or after December 31, 2010 at the option of Vertex, or at our option at any time, at a price of $10.00 per share plus accrued and unpaid dividends. Upon liquidation, Vertex is entitled to receive, prior to any payment with respect to the common stock, $10.00 per share plus accrued but unpaid dividends. We are prohibited from declaring or paying dividends on shares of common stock until we have paid all accrued but unpaid dividends on Redeemable Preferred Stock.

Series B Preferred Stock — In December 2001, we completed a private placement of 11,773,609 shares of our Series B Preferred Stock and warrants to purchase an additional 1,154,546 shares of the Series B Preferred Stock at approximately $4.31 per share. The Series B Preferred Stock accrued dividends at a rate of 6% of the purchase price per annum. Our net proceeds were $46,180 (net of issuance costs of $4,620). The warrants were exercisable immediately and expire no later than December 7, 2008. The fair value of the warrants on the date of issuance was $2,730. Accordingly, $2,730 of the net proceeds received from the sale

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Series B Preferred Stock was allocated to the warrants and recorded as an increase to additional paid-in capital.

The Series B Preferred Stock converted into common stock, the related warrants were converted into common stock warrants and accrued but unpaid dividends on the Series B Preferred Stock were satisfied through the issuance of shares of common stock upon the completion of our initial public offering (see Note 1).

Series C Preferred Stock — In May 2004, we completed a private placement of 11,819,959 shares of our Series C Preferred Stock and warrants to purchase an additional 2,600,400 shares of Series C Preferred Stock at approximately $4.31 per share. The Series C Preferred Stock accrued dividends at a rate of 9% of the purchase price per annum. Our net proceeds were $50,372 (net of issuance costs of $636). The warrants were exercisable immediately and expire no later than May 21, 2011. The fair value of the warrants on the date of issuance was $8,717. Accordingly, $8,717 of the net proceeds received from the sale of the Series C Preferred Stock was allocated to the warrants and recorded as an increase to additional paid-in capital.

The Series C Preferred Stock converted into common stock, the related warrants were converted into common stock warrants and accrued but unpaid dividends on the Series C Preferred Stock were satisfied through the issuance of shares of common stock upon the completion of our initial public offering (see Note 1).

13.	STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Convertible Preferred Stock — In connection with our 1999 reorganization, we issued 87,500 shares of our Series A Preferred Stock to Vertex for a total value of $897. The Series A Convertible Preferred Stock converted into common stock and the related warrants were converted into common stock warrants upon the completion of the initial public offering.

Common Stock Warrants — We have issued common stock warrants in connection with certain debt and equity financings and the execution of a research and development collaboration.

Debt Financings— During 2006, warrants to purchase 73,562 shares of common stock at exercise prices between $6.88 and $9.88 per share, previously issued in connection with debt financings were exercised by the holders of such warrants, using the net issue exercise provision allowed under the terms of the warrant agreements, resulting in a total of 45,370 shares of common stock issued to the holders of the warrants. As of December 31, 2007, we had no common stock warrants outstanding relating to debt financings.

Equity Financings — In 2001, we issued warrants for the purchase of 170,855 shares of common stock at $9.79 per share to an investment banking firm in connection with the issuance of the Series B Preferred Stock. The fair value of the warrants on the date of issuance was approximately $220, which was recorded as an increase to additional paid-in capital and as part of the issuance costs of the related preferred stock. These warrants were exercised in 2006 using the net issue exercise provision allowed under the terms of the warrant agreement, resulting in 81,186 shares of common stock issued to the investment banking firm.

In connection with the 1999 reorganization, we issued warrants to Vertex for the purchase of 1,962,494 shares of common stock at an exercise price, as amended in 2001, of $5.64 per share. The warrants are exercisable at any time prior to their expiration date of February 1, 2009. During 2006, Vertex sold these warrants to an institutional investor. These warrants remain outstanding at December 31, 2007.

Collaboration with CFFTI — We issued 174,443 warrants in connection with the strategic alliance agreement with CFFTI (see Notes 4 and 7). Of the total, 100,479 became exercisable immediately upon us completing an initial public offering and were exercised by CFFTI during 2006 using the net issue exercise provision allowed under the terms of the agreement, resulting in 100,333 shares of common stock issued to

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CFFTI. The remaining 73,964 warrants are exercisable after February 21, 2011, or earlier upon certain triggering events related to product development progress, and expire on February 22, 2013.

Certain terms of the agreement were amended in connection with the sale of the Series B Preferred Stock. As consideration for entering into the amendments, we issued a warrant to CFFTI for the purchase of an additional 87,221 shares of our common stock at $0.02 per share. The new warrant vested immediately and was exercised in 2006 using the net issue exercise provision allowed under the terms of the warrant agreement, resulting in 87,094 shares of common stock issued to CFFTI.

A summary of common stock warrants outstanding as of December 31, 2007 are as follows:

Outstanding	Exercise	Expiration
Warrants	Price	Date

286,123	$9.80	September 26, 2008
137,056	9.80	December 7, 2008
1,133,112	9.80	May 21, 2011
1,962,494	5.64	February 1, 2009
73,964	0.02	February 22, 2013

3,592,749

14.	INCOME TAXES

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to our effective income tax rate is as follows for the years ended December 31:

	2007	2006

Income tax computed at federal statutory tax rate	35.00%	35.00%
State taxes, net of federal benefit	4.20%	3.15%
Change in valuation allowance	(31.71)%	(37.51)%
Change in tax credit carryforwards	(4.20)%	—
Permanent differences	(1.35)%	0.82%
Other	(1.94)%	(1.46)%

Total	0.00%	0.00%

The significant components of deferred taxes were as follows at December 31:

	2007	2006

Net operating loss carryforwards	$68,565	$49,339
Tax credit carryforwards	9,530	1,571
Deferred revenue	835	3,347
Intangible assets	5,439	—
Capitalized research and development	680	760
Other	3,180	693

Net deferred tax assets	88,229	55,710
Valuation allowance	(88,229)	(55,710)

Net deferred tax balance	$—	$—

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have established a full valuation allowance against our net deferred tax assets due to uncertainty surrounding the future recognition of these tax assets. The increases in the valuation allowance during the years ended December 31, 2007 and 2006 were $32,519 and $20,227, respectively. At December 31, 2007, we had federal net operating loss, or NOL, carryforwards of approximately $180,396 and tax credits of $7,757 and state NOLs of $182,609 and state tax credits of $1,772. The tax loss carryforwards may be subject to limitation by Section 382 of the Internal Revenue Code with respect to the amount utilizable each year. We have not quantified the amount of the limitation, if any. The NOL carryforwards began to expire in 2007 for state purposes and begin to expire starting in 2020 for federal purposes.

The federal and state NOL carryforwards include approximately $9,260 of deductions related to the exercise of stock options subsequent to the adoption of SFAS 123(R). This amount represents an excess tax benefit as defined under SFAS 123(R) and has not been included in the gross deferred tax asset reflected for net operating losses.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, or FIN 48. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely — than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48 and there has been no material effect on our financial statements.

As of January 1, 2007, we recorded no liability for unrecognized tax benefits related to various federal and state income tax matters. We continued to record no liability for the year ended December 31, 2007. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. Future changes in unrecognized tax benefit will have no impact on our effective tax rate due to the existence of our valuation allowance.

Our federal tax returns since inception are currently subject to audit by the Internal Revenue Service. We and our subsidiary’s Massachusetts state income tax returns are also subject to audit since inception. As of January 1, 2007 and through December 31, 2007 we had no accrued interest or penalties related to uncertain tax positions. We will account for interest and penalties related to uncertain tax positions as part of the provision for federal and state income taxes.

15.	STOCK-BASED COMPENSATION

We operate the 2002 Employee, Director, and Consultant Stock Option Plan, or the 2002 Plan, which replaced the 1993 Stock Option Plan, or the 1993 Plan, on February 7, 2002. In January 2008, under the “evergreen” provision the 2002 Plan, an additional 1,144,157 shares were made available for future grant under the 2002 Plan. Under the 1993 and 2002 Plans, the total number of shares issuable upon exercise of outstanding stock options or available for future grant to employees, directors and consultants at December 31, 2007 was 4,415,638 shares.

All option grants are nonstatutory (nonqualified) stock options except option grants to employees (including officers and directors) intended to qualify as incentive stock options under the Internal Revenue Code. Incentive stock options may not be granted at less than the fair market value of our common stock on the date of grant. Nonqualified stock options may be granted at an exercise price established by the Board of Directors at its sole discretion. Vesting periods are generally over a four year period and are determined by the Board of Directors or a delegated subcommittee or officer. Options and awards granted prior to January 25, 2006 are generally exercisable immediately, but the shares purchased are subject to restriction on transfer until vested. At December 31, 2007, we had no such shares outstanding. In the event of termination of an employee or the business relationship with a non-employee, we may repurchase all unvested shares from the optionee at

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the original issue price. Options granted under the 1993 and 2002 Plans expire no more than 10 years from the date of grant.

On January 1, 2006, we adopted SFAS No. 123(R) as required, using the modified prospective transition method. We determine the fair value of equity instruments using the Black-Scholes option-pricing model and recognize compensation cost ratably over the appropriate vesting period.

Prior to January 1, 2006, we had accounted for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123, which are similar to those in SFAS 123(R), except that SFAS 123 allowed forfeitures to be accounted for as they occur. Under the modified prospective transition method of SFAS 123(R), the compensation expense relating to the unvested portion of previously granted awards at the adoption date is adjusted for estimated forfeitures, and the adjusted compensation expense is recognized ratably over the remaining vesting period. Pre-vesting forfeitures for all grants awarded after January 1, 2006 and for the unvested portion of previously granted awards that were outstanding at the date of adoption of SFAS 123(R) were originally estimated to be approximately 2.5% per annum based on historical experience. During 2007, we revised our estimated forfeiture rate estimate to be approximately 5.0% per annum based on updated historical experience.

The following table represents stock-based compensation expense included in our Consolidated Statements of Operations for the years ended December 31:

	2007	2006	2005

Research and development	$3,308	$1,922	$415
General, sales and administrative	3,649	1,495	425

Total	$6,957	$3,417	$840

Because we had utilized the fair value method prescribed by SFAS 123 prior to January 1, 2006, the impact of the adoption of SFAS 123(R) did not have a material impact on our comparative results.

The fair value of the stock options granted was estimated on the date of grant using all relevant information, including application of the Black-Scholes option-pricing model. When applying the Black-Scholes option-pricing model to compute stock-based compensation, we assumed the following:

	2007	2006	2005

Risk-free interest rate	3.6% to 5.0%	4.4% to 5.2%	3.7% to 4.5%
Expected average option life	6.25 years	6.25 years	5 years
Dividends	None	None	None
Volatility:
January 1 to October 16	75%	75%	None
October 17 to December 31	75%	75%	85%

The expected average option life assumption is based upon the simplified or “plain-vanilla” method, provided under SAB 107 which averages the contractual term of the our options (10 years) with the vesting term (4 years) taking into consideration multiple vesting tranches. We are allowed to use the simplified or “plain-vanilla” method for all options granted prior to or on December 31, 2007. In December 2007, the SEC issued SAB 110, which permits entities, under certain circumstances, to continue to use the simplified method beyond December 31, 2007. We will assess SAB 110 for options granted after December 31, 2007 and determine what, if any, effect SAB 110 will have on our assessment of our expected average option life. Upon our initial filing of our Form S-1 Registration Statement on October 17, 2005, we began utilizing a volatility factor in valuing options granted to employees. To determine an appropriate volatility factor, we reviewed volatility factors being used by a group of peer companies, and selected a volatility factor consistent with

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those used by this group of peers. We have continued to utilize this methodology for the year ended December 31, 2007 due to the short length of time our common stock has been publicly traded. Prior to October 17, 2005, we had excluded a volatility factor, as permitted for private companies under the provisions of SFAS 123.

A summary of the stock option activity under the 1993 Plan and 2002 Plan is as follows:

		Weighted	Weighed
		Average	Average Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(In years)	(In thousands)

Balance — January 1, 2005 (826,570 options vested)	2,117,600	$4.01
Granted	1,512,428	4.41
Exercised	(124,989)	2.81
Canceled	(448,244)	3.93

Balance — December 31, 2005 (1,247,805 options vested)	3,056,795	4.27
Granted	1,518,213	16.75
Exercised	(700,101)	4.28
Canceled	(330,769)	7.24

Balance — December 31, 2006 (1,340,642 options vested)	3,544,138	9.34
Granted	1,036,923	13.99
Exercised	(346,149)	4.19
Canceled	(480,124)	12.57

Options outstanding — December 31, 2007	3,754,788	$10.69	7.6	$1,973	*

Options exercisable — December 31, 2007	2,389,049	$7.68	7.0	$1,973	*

Options vested and expected to vest — December 31, 2007	3,523,791	$10.52	7.6	$1,915	*

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The closing price of the Company’s common stock was $5.18 at December 31, 2007.

The intrinsic value of options exercised during 2007, 2006 and 2005 was $3,355, $8,191 and $303, respectively. Cash received upon the exercise of stock options during these periods was $1,451, $2,997 and $351, respectively, and no tax benefit was recognized from the exercises due to our net operating losses. We issue shares for the exercise of stock options from unissued reserved shares.

The weighted-average fair value of options granted at exercise prices equal to fair market value during 2007, 2006 and 2005 was $9.73, $12.03 and $1.31, respectively.

As of December 31, 2007, total unrecognized stock-based compensation expense relating to unvested employee stock awards, adjusted for estimated forfeitures, was $17,771. This amount is expected to be recognized over a weighted-average period of 2.1 years. If actual forfeitures differ from current estimates, total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding:

December 31, 2007
		Weighted-			Weighted-
		Average	Weighted-	Number	Average
Range of		Remaining	Average	Vested	Exercise Price
Exercise	Number	Contractual	Exercise	and	Vested and
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercisable

$3.92	1,545,950	6.3	$3.92	1,188,162	$3.92
4.36 — 11.47	390,287	7.7	10.27	166,868	9.72
11.52 — 13.49	314,262	9.0	12.62	71,875	12.87
14.24	538,000	9.1	14.24	107,442	14.24
14.28 — 19.15	544,464	8.4	17.60	205,113	17.44
19.17 — 22.03	216,000	8.7	19.86	64,701	20.13
22.09	40,625	8.3	22.09	15,234	22.09
22.11 — 24.36	165,200	8.3	22.15	62,981	22.15

$3.92-$24.36	3,754,788	7.6	$10.69	1,882,376	$8.15

16.	EMPLOYEE BENEFIT PLANS

401(k) Retirement Plan — Our employees are eligible to participate in our 401(k) retirement plan. Participants may contribute up to 60% of their annual compensation to the plan, subject to statutory limitations. We may declare discretionary matching contributions to the plan. Matching contributions were $673, $516 and $319 for the years ended December 31, 2007, 2006 and 2005, respectively.

17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter

Year Ended December 31, 2007
Revenue	$827	$1,508	$(619	)(1)	$26,771	(2)
Net income (loss)	(15,767)	(30,436)	(22,495)		5,466	(2)
Net income (loss) attributable to common stockholders	(15,823)	(30,492)	(22,551)		5,409	(2)
Net income (loss) attributable to common stockholders per share:
Basic	(0.67)	(1.06)	(0.73)		0.18
Diluted	(0.67)	(1.06)	(0.73)		0.16
Year Ended December 31, 2006
Revenue	$1,512	$4,410	$(1,955	)(3)	$1,140
Net loss	(10,530)	(14,916)	(15,852)		(14,382)
Net loss cattributable to common stockholders	(11,516)	(15,016)	(15,952)		(14,482)
Net loss attributable to common stockholders per share, basic and diluted(4)	(0.76)	(0.68)	(0.71)		(0.63)

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	In the third quarter of 2007, we recorded a negative cumulative revenue adjustment of $1,966 based on an increase in our total estimated cost to develop Trizytek.

(2)	In the fourth quarter of 2007, we recognized contract revenue of $25.1 million and a gain of $4.0 million related to the termination of the Genentech, Inc. Collaboration and License Agreement.

(3)	In the third quarter of 2006, we recorded a negative cumulative revenue adjustment of $3,684 based on an increase in our total estimated cost to develop Trizytek.

(4)	Basic and diluted net loss per common share are identical since common stock equivalents are excluded from the calculation as their effect is antidilutive.

******