Form 10-Q
period 2008-03-31
Altus Pharmaceuticals Inc.
filed 2008-05-07
CIK 1340744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of May 1, 2008 was 30,832,848.

INDEX TO FORM 10-Q

PAGE
PART I FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	5

Notes to the Unaudited Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	20

ITEM 4. Controls and Procedures	21

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	22

ITEM 1A. Risk Factors	22

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

ITEM 3. Defaults Upon Senior Securities	48

ITEM 4. Submission of Matters to a Vote of Security Holders	49

ITEM 5. Other Information	49

ITEM 6. Exhibits	49

SIGNATURES
EX-10.1 Second Amendment, effective March 12, 2008, to Drug Product Production and Clinical Supply Agreement between Althea Technologies, Inc. and Altus Pharmaceuticals Inc., dated August 15, 2006
EX-31.1 Section 302 Certification of Principal Executive Officer
EX-31.2 Section 302 Certification of Principal Financial Officer
EX-32 Section 906 Certification of PEO & PFO

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$106,964	$113,607
Marketable securities available-for-sale	11,041	24,725
Accounts receivable	681	3,454
Prepaid expenses and other current assets	2,219	2,001

Total current assets	120,905	143,787

PROPERTY AND EQUIPMENT, Net	5,523	5,991

OTHER ASSETS, Net	4,161	4,332

TOTAL ASSETS	$130,589	$154,110

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,994	$13,192
Current portion of Dr. Falk Pharma GmbH obligation	2,469	2,200
Current portion of long-term debt	2,571	2,137
Deferred revenue	—	2,087

Total current liabilities	16,034	19,616

Dr. Falk Pharma GmbH obligation, net of current portion	7,367	6,664
Long-term debt, net of current portion	2,251	738
Other long-term liabilities	1,729	900

TOTAL LIABILITIES	27,381	27,918

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
Redeemable Preferred Stock, par value $0.01 per share; 450,000 shares authorized, issued and outstanding at March 31, 2008 and December 31, 2007 at accreted redemption value	6,562	6,506

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 30,832,848 shares issued and outstanding at March 31, 2008; 30,791,035 shares issued and outstanding at December 31, 2007	308	308
Additional paid-in capital	359,765	358,134
Accumulated deficit	(263,545)	(239,046)
Accumulated other comprehensive income	118	290

Total stockholders’ equity	96,646	119,686

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$130,589	$154,110

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
CONTRACT REVENUE	$2,622	$827

COSTS AND EXPENSES:
Research and development	21,567	12,859
General, sales and administrative	5,776	4,581

Total costs and expenses	27,343	17,440

LOSS FROM OPERATIONS	(24,721)	(16,613)

OTHER INCOME (EXPENSE):
Interest income	1,399	1,009
Interest expense	(352)	(163)
Foreign currency exchange loss	(825)	—

Other income (expense) —net	222	846

NET LOSS	(24,499)	(15,767)

PREFERRED STOCK DIVIDENDS	(56)	(56)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(24,555)	$(15,823)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE — BASIC AND DILUTED	$(0.80)	$(0.67)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	30,825	23,470

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,499)	$(15,767)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	942	829
Stock-based compensation expense	1,524	1,989
Noncash interest expense	278	56
Foreign currency exchange loss	825	—
Changes in assets and liabilities:
Accounts receivable	2,773	—
Prepaid expenses and other current assets	(218)	451
Other assets	25	17
Accounts payable, accrued expenses and other long-term liabilities	(1,174)	(758)
Payments received as deferred revenue	—	15,000
Deferred revenue recognized	(2,087)	(889)

Net cash (used in) provided by operating activities	(21,611)	928

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(2,724)	(13,451)
Maturities of investments	16,236	22,585
Purchases of property and equipment	(654)	(646)

Net cash provided by investing activities	12,858	8,488

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity investment	—	15,000
Proceeds from exercise of stock options	163	413
Proceeds from issuance of long-term debt	2,476	—
Repayment of debt	(529)	(541)
Deferred offering costs	—	(174)

Net cash provided by financing activities	2,110	14,698

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,643)	24,114

CASH AND CASH EQUIVALENTS—Beginning of period	113,607	61,470

CASH AND CASH EQUIVALENTS—End of period	$106,964	$85,584

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$79	$107

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim reporting. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (including normal recurring adjustments) considered necessary to present fairly our financial position and results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2008. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, which are included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC.

The condensed consolidated financial statements reflect the operations of us and our wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

2.	REVENUE RECOGNITION

Contract revenue consists of revenue from collaborative license and development agreements for the development and commercialization of our product candidates. We follow the provisions of the SEC Staff Accounting Bulletin, or SAB, No. 104 (SAB No. 104) Revenue Recognition, Emerging Issues Task Force, or EITF, Issue No. 00-21 (EITF 00-21) Accounting for Revenue Arrangements with Multiple Deliverables, and EITF Issue No. 99-19 (EITF 99-19) Reporting Revenue Gross as a Principal Versus Net as an Agent.

Revenue under our current collaboration agreement is recognized using the proportional performance method and is based on the percentage of costs incurred relative to the total costs estimated to be incurred to complete the research program, to the extent such amount is not greater than the cash received. We use an input-based measure, specifically direct costs, to determine proportional performance because, for our current agreement accounted for under this method, the use of an input-based measure is a more accurate representation of proportional performance than an output-based measure, such as milestones. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Management reassesses its estimates quarterly and makes judgments based on the best information available. Estimates may change in the future based on changes in facts and circumstances, resulting in an adjustment in the amount of revenue recognized in future periods.

Reimbursement of research and development costs is classified as revenue provided the provisions of EITF No. 99-19 are met, and recognized as revenue pursuant to SAB 104 provided the amounts are fixed and determinable and collection of the related receivable is reasonably assured.

Deferred revenue consists of payments received in advance of revenue recognized under collaborative agreements.

3.	GENENTECH COLLABORATION

During December 2007, Genentech, Inc., or Genentech, and we entered into an agreement terminating a collaboration and license agreement between Genentech and us. As part of the collaboration and license agreement, Genentech was obligated to reimburse us for certain development activities we performed on Genentech’s behalf. Genentech and we subsequently agreed that Genentech will pay us $681 for certain development activities performed in the fourth quarter of 2007 that had been previously contested. Consequently, we recognized this amount as revenue in the first quarter of 2008 and recorded a corresponding accounts receivable balance at March 31, 2008.

4.	COMPREHENSIVE LOSS

Comprehensive loss was as follows for the three months ended March 31:

	2008	2007
Net loss	$(24,499)	$(15,767)
Unrealized gain (loss) on available-for-sale marketable securities	(172)	64

Comprehensive loss	$(24,671)	$(15,703)

5.	NET LOSS PER SHARE

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

Outstanding dilutive securities not included in the calculation of diluted net loss attributable to common stockholders per share were as follows for the three months ended March 31:

(In thousands)	2008	2007
Options to purchase common stock	3,980	4,146
Warrants to purchase common stock	3,593	3,603

Total	7,573	7,749

6.	STOCK-BASED COMPENSATION

The following table represents stock-based compensation expense included in our Condensed Consolidated Statements of Operations for the three months ended March 31:

	2008	2007
Research and development	$461	$879
General, sales and administrative	1,063	1,110

Total	$1,524	$1,989

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model, using the following assumptions for the three months ended March 31:

	2008	2007
Risk-free interest rate	2.8% to 3.2%	4.5% to 4.8%
Expected average option life	6.25 years	6.25 years
Dividends	None	None
Volatility	75%	75%
The expected average option life assumption is based upon the simplified, or “plain-vanilla” method, provided under SAB 107, Share-Based Payment, or SAB 107, which averages the contractual term of our options (10 years) with the vesting term (4 years) taking into consideration multiple vesting tranches. We were allowed to use the simplified or “plain-vanilla” method for all options granted prior to or on December 31, 2007. In December 2007, the SEC issued SAB 110, which permits entities, under certain circumstances, to continue to use the simplified method beyond December 31, 2007. We believe we do not have sufficient trading history to determine a reasonable expected life of our option grants. Therefore, we believe that the use of the simplified method of determining the expected life of option grants continues to be an appropriate method of calculating expected life. To determine an appropriate volatility factor, we reviewed volatility factors being used by a group of peer companies, and selected a volatility factor consistent with those used by this group of peers. We have continued to utilize this methodology for the three months ended March 31, 2008 due to the short length of time our common stock has been publicly traded. The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life of the options.
We operate the 2002 Employee, Director, and Consultant Stock Plan, or the 2002 Plan, which replaced the 1993 Stock Option Plan, or the 1993 Plan, on February 7, 2002. In January 2008, under the “evergreen” provision contained in the 2002 Plan, an additional 1,144,157 shares were made available for future grant under the 2002 Plan. Options and awards granted prior to January 25, 2006 are generally exercisable immediately, but the shares purchased are subject to restriction on transfer until vested. At March 31, 2008, no such shares were outstanding. Under the 1993 Plan and 2002 Plan, the cumulative number of shares issuable upon exercise of outstanding stock options and available for future grant to employees, directors and consultants at March 31, 2008 was 5,517,982 shares.

A summary of the stock option activity under the 1993 Plan and 2002 Plan for the three months ended March 31, 2008 is as follows:

		Weighted	Weighed
		Average	Average Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Balance—December 31, 2007 (1,882,376 options vested)	3,754,788	$10.69
Granted	609,593	5.71
Exercised	(41,813)	3.92
Canceled	(342,908)	8.16

Options outstanding—March 31, 2008	3,979,660	$10.21	7.0	$829

Options exercisable—March 31, 2008	2,240,632	$8.40	6.9	$829

Options vested and expected to vest—March 31, 2008	3,752,507	$10.06	6.7	$820

The aggregate intrinsic value in the table above represents the value (the difference between our closing common stock price on the last trading day of the three months ended March 31, 2008, which was $4.55 on March 31, 2008, and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. As of March 31, 2008, there was $17,923 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.6 years.

The weighted average fair value of options granted at exercise prices equal to fair market value during the three months ended March 31, 2008 and 2007 was $3.90 and $10.21, respectively.

7.	FAIR VALUE MEASUREMENT

Statement of Financial Accounting Standard No. 157, Fair Value Measurement, or SFAS 157, requires expanded disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. We adopted the provisions of SFAS 157 relating to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis on January 1, 2008. The adoption of these provisions did not have a material effect on our consolidated financial statements.

SFAS 157 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS 157 requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

Level Input:	Input Definition:

Level I	Observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level II	Other inputs which are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs.

Level III	Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities.
The following table summarizes fair value measurements by level at March 31, 2008 for assets measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$53,559	$53,405	$—	$106,964
Marketable securities available for sale	—	11,041	—	11,041

Total assets at fair value	$53,559	$64,446	$—	$118,005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are a biopharmaceutical company focused on the development and commercialization of oral and injectable protein therapeutics for gastrointestinal and metabolic disorders, with three product candidates in the clinical stage of development. We are using our proprietary protein crystallization technology to develop protein therapies, which we believe will have significant advantages over existing products and will address unmet medical needs. Our product candidates are designed to either increase the amount of a protein that is in short supply in the body or degrade and remove toxic metabolites from the blood stream. Our three most advanced product candidates are: TrizytekTM [porcine-free enzymes] (formerly ALTU-135), for which we are currently conducting a Phase III clinical trial in cystic fibrosis patients for the treatment of malabsorption due to exocrine pancreatic insufficiency and two long-term Phase III safety studies; ALTU-238, for which we have completed a Phase II clinical trial in adults for the treatment of growth hormone deficiency; and ALTU-237, for which we have completed a Phase I clinical trial for the treatment of primary hyperoxaluria and enteric hyperoxaluria. We also have a pipeline of other product candidates in preclinical research and development. We have generated significant losses as we have advanced our lead product candidates into clinical development and expect to continue to generate losses as Trizytek completes its clinical development and ALTU-238 and ALTU-237 move into later stages of clinical development. As of March 31, 2008, we had an accumulated deficit of $263.5 million.
Financial Operations Overview
     Contract Revenue. Our contract revenue consists of amounts earned under our collaborative research and development agreements.
     In February 2001, we entered into a strategic alliance agreement with Cystic Fibrosis Foundation Therapeutics, Inc., or CFFTI, to collaborate on the development of Trizytek and specified derivatives of Trizytek in North America for the treatment of malabsorption due to exocrine pancreatic insufficiency in patients with cystic fibrosis and other indications. The agreement, in general terms, provides us with funding from CFFTI for a portion of the development costs of Trizytek upon the achievement of specified development milestones, up to a total of $25.0 million, in return for specified payment obligations and our obligation to use good faith reasonable efforts to develop and bring Trizytek to market in North America. As of March 31, 2008, we had received a total of $18.4 million of the $25.0 million available under the CFFTI agreement and recognized cumulative net revenue of $17.1 million. Under the terms of the agreement, we may receive an additional milestone payment of $6.6 million, less an amount determined by when we achieve the milestone.
     Effective February 21, 2007, we entered into a collaboration and license agreement with Genentech, Inc., or Genentech, for the development, manufacture and commercialization of ALTU-238. Under the terms of the agreement, we granted Genentech exclusive rights and license to make (and have made), use and import ALTU-238, and to sell ALTU-238 in North America if approved by the United States Food and Drug Administration, or FDA. The agreement, in general terms, provided that Genentech would assume full responsibility for the development, manufacture and commercialization of ALTU-238.
     Upon the agreement becoming effective, Genentech made the following specific cash payments to us in 2007: a $15.0 million upfront non-refundable license fee payment and $15.0 million in exchange for 794,575 shares of our common stock. In addition, Genentech also paid us $6.7 million in 2007 to reimburse us for various development activities performed by us on Genentech’s behalf through September 30, 2007, and as of December 31, 2007 agreed to pay us $3.5 million related to the uncontested portion of certain development activities we performed on its behalf during the fourth quarter of 2007.
     On December 19, 2007, Genentech and we entered into an agreement terminating the collaboration and license agreement effective December 31, 2007. Under the terms of the termination agreement, we reacquired the North American development and commercialization rights to ALTU-238, and the option to expand the agreement to a global agreement expired unexercised. In addition, Genentech agreed to provide, for a limited time, supplies of human growth hormone for further clinical development and commercialization of ALTU-238 in North America and clinical development and commercialization purposes outside North America, and to pay us a $4.0 million termination payment to fund the transition of the project back to us. Upon commercialization, Genentech will be entitled to a nominal royalty on net sales of ALTU-238.
     Before we entered into the termination agreement, we did not recognize any revenue related to the upfront payment or reimbursements for development activities performed on Genentech’s behalf because provisions in the original agreement precluded us from concluding that revenue was fixed and determinable. As a result of the amendment of the collaborative agreement, our estimated performance period under the amended agreement changed to coincide with the December 31, 2007 effective date of the termination of the agreement. Accordingly, we recognized revenue of $25.1 million in December 2007, comprised of the original $15.0 million upfront payment and $10.1 million of cost reimbursements received and estimated to be due to us for uncontested development work performed on Genentech’s behalf. In addition, we recognized a gain as a result of terminating the collaboration and license agreement with Genentech in the amount of the $4.0 million termination payment. Genentech and we subsequently agreed that Genentech will pay us an additional $0.7 million for development work performed in the fourth quarter of 2007. Consequently, we recognized this amount as revenue in the first quarter of 2008 and recorded a corresponding accounts receivable balance at March 31, 2008.
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
     We are conducting our Phase III efficacy trial of the capsule form of Trizytek in cystic fibrosis patients and two long term safety studies, one in cystic fibrosis patients and one in chronic pancreatitis patients with pancreatic insufficiency. Our current estimate of the total costs we will incur to complete the development of Trizytek and file a New Drug Application, or NDA with the FDA is approximately $157.5 million. As of March 31, 2008, we had incurred approximately $117.0 million of these total costs.
     We have also completed a Phase II clinical trial of ALTU-238. From January 1, 2003, the date on which we began separately tracking development costs for ALTU-238, through March 31, 2008, we have incurred approximately $43.3 million in total development costs for this product candidate.

     We completed a Phase I clinical trial for ALTU-237 in April 2008. From January 1, 2006, the date on which we began separately tracking development costs for ALTU-237, through March 31, 2008, we have incurred approximately $17.9 million in total development costs for this product candidate.
     We expect our research and development costs to increase substantially in the foreseeable future as we complete our Trizytek Phase III trials and prepare for an NDA filing, advance ALTU-238 and move ALTU-237 through additional clinical trials and continue the development of our preclinical pipeline. The amount and timing of resources we devote to our clinical and preclinical product candidates in the future will be influenced by our ability to fund further development activities, or the potential to enter into one or more strategic collaborations that would provide full or partial funding for the development of a product candidate.
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
     While we expect future general and administrative costs to rise, we expect that the rate of increase in our general and administrative expense will decrease as we leverage our investments in personnel and infrastructure related to supporting the needs of a public company.
     Interest and Other Income (Expense), Net. Interest income consists of interest earned on our cash and cash equivalents and marketable securities. Interest expense consists of interest incurred on capital leases and equipment loans, and amortization of the discount associated with our obligation to Dr. Falk Pharma GmbH, or Dr. Falk, with whom we formerly had a collaborative agreement regarding the development of Trizytek in certain countries outside the United States. The discount on the loan to Dr. Falk is being amortized to interest expense over the life of the loan.
     Preferred Stock Dividends. Preferred stock dividends consist of cumulative but undeclared dividends payable on our redeemable preferred stock.
Critical Accounting Policies and Significant Judgments and Estimates
     A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. See the discussion of our significant accounting policies in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal year 2007 for additional information regarding our critical accounting policies.
     Contract Revenue. Contract revenue consists of revenue from collaborative license and development agreements for the development and commercialization of our product candidates. We follow the provisions of the Securities and Exchange Commission’s, or the SEC, Staff Accounting Bulletin, or SAB, No. 104 (SAB No. 104) Revenue Recognition, Emerging Issues Task Force, or EITF, Issue No. 00-21 (EITF 00-21) Accounting for Revenue Arrangements with Multiple Deliverables, and EITF Issue No. 99-19 (EITF 99-19) Reporting Revenue Gross as a Principal Versus Net as an Agent.
     Revenue under our current collaboration agreement is recognized using the proportional performance method and is based on the percentage of costs incurred relative to the total costs estimated to be incurred to complete the research program, to the extent such amount is not greater than the cash received. We use an input-based measure, specifically direct costs, to determine proportional performance because, for our current agreements accounted for under this method, the use of an input-based measure is a more accurate representation of proportional performance than an output-based measure, such as milestones. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Management reassesses its estimates quarterly and makes judgments based on the best information available. Estimates may change in the future based on changes in facts and circumstances, resulting in an adjustment in the amount of revenue recognized in future periods.

Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Contract revenue

	Three Months Ended
	March 31,		Increase (Decrease)
	2008	2007	$	%
		(dollars in thousands)
Contract revenue	$2,622	$827	$1,795	217%
     Contract revenue for the three months ended March 31, 2008 increased by $1.8 million, or 217%, due to an increase in revenue associated with our agreement with CFFTI for the development of Trizytek and to additional revenue received from Genentech in connection with our terminated agreement. Contract revenue related to the CFFTI agreement is recognized under the proportional performance method. Under this methodology, to the extent we incur direct development costs each period to advance Trizytek, we recognize revenue based on the proportion of actual costs spent to our estimate of total direct development costs. Our spending during the three months ended March 31, 2008 increased significantly over the same period in 2007 as a result of our ongoing Phase III clinical trials, resulting in a $1.1 million increase in revenues. The amount of revenue we were able to recognize under our collaborative agreement with CFFTI in the first quarter of 2008 was limited to the amount remaining in deferred revenue at the beginning of the period which represented cash previously received from CFFTI. We will not be able to recognize further revenue under our collaborative agreement with CFFTI until such time as we receive the remaining milestone payment in accordance with the terms of the collaborative agreement. We do not expect to receive the remaining milestone payment during 2008.
     During the three months ended March 31, 2008, we also recognized $0.7 million of additional revenue related to our terminated collaboration and license agreement with Genentech. This revenue represents agreement on the amount Genentech will pay us related to service we performed on Genentech’s behalf in the fourth quarter of 2007.
Research and development

	Three Months Ended
	March 31,		Increase (Decrease)
	2008	2007	$	%
		(dollars in thousands)
Trizytek	$14,841	$4,893	$9,948	203%
ALTU-238	2,466	3,420	(954)	(28%)
ALTU-237	1,937	1,951	(14)	(1%)
Other research and development	1,862	1,716	146	9%
Stock-based compensation	461	879	(418)	(48%)

Total research and development	$21,567	$12,859	$8,708	68%

     Research and development expense for the three months ended March 31, 2008 increased due primarily to increased third-party development and manufacturing costs related to Trizytek. This increase was partially offset by decreased external development costs related to ALTU-238. During the three months ended March 31, 2008, we incurred greater third-party clinical costs for Trizytek as we completed screening patients and continued the enrollment of the Phase III clinical trials which began in the second quarter of 2007. We also incurred increased manufacturing costs at Lonza Ltd., or Lonza, including the production of engineering batches to support our NDA planned for the first half of 2009. Development spending on ALTU-238 decreased during the three months ended March 31, 2008. During the three months ended March 31, 2008, much of the costs associated with ALTU-238 related to validation costs associated with our clinical supply agreement with Althea Technologies, Inc., or Althea, and our planned Phase 1C clinical trial, which we expect to initiate in the third quarter of 2008. In addition, our research and development headcount increased to 119 full-time employees as of March 31, 2008 from 113 as of March 31, 2007.
General, sales and administrative

	Three Months Ended
	March 31,		Increase (Decrease)
	2008	2007	$	%
		(dollars in thousands)
Personnel	$2,648	$1,655	$993	60%
Legal services	242	362	(120)	(33%)
General insurance	260	170	90	53%
Marketing research and related costs	112	66	46	70%
Consulting and professional services	576	633	(57)	(9%)
Stock-based compensation	1,063	1,110	(47)	(4%)
Other general and administrative	875	585	290	50%

Total general and administrative	$5,776	$4,581	$1,195	26%

     General, sales and administrative costs for the three months ended March 31, 2008 increased from the same period in 2007 primarily due to a $1.0 million increase in personnel costs. The increase is primarily driven by a one-time charge of $0.6 million associated with a separation agreement with Sheldon Berkle, our former Chief Executive Officer, or CEO, who resigned in February 2008, an increase in administrative headcount as we continue to invest in administrative infrastructure and increased recruiting costs related to the search for a new CEO. Our general, sales and administrative headcount increased to 34 at March 31, 2008 from 31 at March 31, 2007.
Other income (expense) — net

	Three Months Ended
	March 31,		Increase (Decrease)
	2008	2007	$	%
		(dollars in thousands)
Interest income	$1,399	$1,009	$390	39%
Interest expense	(352)	(163)	(189)	116%
Foreign currency exchange loss	(825)	—	(825)	N/A

Total other income (expense) — net	$222	$846	$(624)	(74%)

     Interest income for the three months ended March 31, 2008 increased compared to the same period in 2007 primarily due to a higher average investment balance, which more than offset the decrease in the average interest rates earned on our investments. Interest expense for the three months ended March 31, 2008 increased as compared to the same period in 2007 primarily due to the accretion of non-cash interest expense on our obligation to Dr. Falk. Foreign currency exchange loss for the three months ended March 31, 2008 relates primarily to a foreign currency exchange adjustment relating to our obligation to Dr. Falk, which is denominated in Euros and therefore is remeasured at each reporting date. We had no foreign currency exchange gains or losses during the same period in 2007.

Preferred stock dividends and accretion

	Three Months Ended
	March 31,		Increase (Decrease)
	2008	2007	$	%
		(dollars in thousands)
Preferred stock dividends	$(56)	$(56)	$—	0%
     The preferred stock dividends for the three months ended March 31, 2008 and 2007 relate entirely to dividends on our redeemable preferred stock.
Liquidity and Capital Resources
Overview
     We have financed our operations since inception primarily through the sale of equity securities, payments from our collaborators, borrowings and capital lease financings and, prior to the middle of 2004, revenue from product sales. During January 2006, we completed our initial public offering of 8,050,000 shares of common stock at a price of $15.00 per share, resulting in net proceeds to us of approximately $110.2 million. During April 2007, we completed a common stock offering of 6,518,830 shares of common stock at a price of $14.75 per share, resulting in net proceeds to us of approximately $89.9 million.
     From September 2001 until the time of the initial public offering, we funded our activities primarily with issuances of convertible preferred stock and redeemable preferred stock. At March 31, 2008, only the redeemable preferred stock remains outstanding, which is not convertible into common stock, and is redeemable, at the holder’s option, on or after December 31, 2010, or by us at our option at any time. The liquidation preference of the redeemable preferred stock at March 31, 2008 was $6.6 million and includes accrued but unpaid dividends on the redeemable preferred stock of $2.1 million. Assuming we do not exercise our right to repurchase the redeemable preferred stock before December 31, 2010, the accrued and unpaid dividends at that date will be $2.7 million.
     As of March 31, 2008, we had received $18.4 million from our collaborative agreement with CFFTI and are entitled to receive up to $6.6 million of future milestone payments under the agreement if a development milestone is met.
     Effective June 6, 2007, Dr. Falk and we agreed to terminate our collaborative agreement, and we reacquired Dr. Falk’s marketing rights under the agreement. Under the terms of the termination agreement, we agreed to make cash payments to Dr. Falk totaling €12.0 million, payable as follows: €5.0 million that was paid in July 2007 and equated to $6.7 million based on foreign currency exchange rates at the time of payment, €2.0 million on each of June 7, 2008 and 2009 and €3.0 million on June 6, 2010. Both parties were absolved from any further performance obligations under the original contract.
     Effective February 21, 2007, we entered into a collaboration and license agreement with Genentech for the development, manufacture and commercialization of ALTU-238. Pursuant to the original agreement, Genentech made the following specific cash payments to us in 2007: a $15.0 million upfront non-refundable license fee payment, $15.0 million in exchange for 794,575 shares of our common stock, and $6.6 million to reimburse us for various development activities performed by us on Genentech’s behalf. In addition, Genentech has paid us $3.5 million in 2008 to reimburse us for development activities performed on its behalf in the fourth quarter of 2007, and has agreed to pay us an additional $0.7 million for service we performed on Genentech’s behalf in the fourth quarter of 2007. On December 19, 2007, Genentech and we entered into an agreement terminating the collaboration effective December 31, 2007. Under the terms of the termination agreement, we reacquired the North American development and commercialization rights to ALTU-238. As part of the termination agreement Genentech paid us a $4.0 million termination payment and agreed to provide, for a limited time, supplies of human growth hormone, or hGH, for further clinical development of ALTU-238 in North America and clinical development and commercial purposes outside North America. Upon commercialization, Genentech will be entitled to a nominal royalty on sales of ALTU-238.
Summary Cash Flow Information

	March 31,	December 31,	Increase (Decrease)
	2008	2007	$	%
	(dollars in thousands)
Cash, cash equivalents and marketable securities	$118,005	$138,332	$(20,327)	(15%)
Working capital	104,871	124,171	(19,300)	(16%)

	Three Months Ended
	March 31,
	2008	2007
	(dollars in thousands)
Cash flows from:
Operating activities	$(21,611)	$928
Investing activities	12,858	8,488
Financing activities	2,110	14,698
     Cash flows from operating activities. Since our inception, we have generated significant losses while advancing our product candidates into preclinical and clinical trials and maintaining and growing our administrative infrastructure. Accordingly, we have historically used cash in our operating activities. During the three months ended March 31, 2008, we used $21.6 million in operations. During the three months ended March 31, 2007, operating activities provided $0.9 million, which was due to the receipt of the $15.0 million upfront payment from Genentech more than offsetting expenditures related to research and development activities and administrative costs.
     Cash flows from investing activities. Net cash provided by investing activities was $12.9 million for the three months ended March 31, 2008, reflecting $16.2 million of proceeds from the maturities of marketable securities, partially offset by $2.7 million to purchase marketable securities and $0.7 million for capital expenditures. During the same period in 2007, investing activities provided $8.5 million, reflecting $22.6 million of proceeds from the maturities of marketable securities, partially offset by $13.5 million to purchase marketable securities and $0.6 million for capital expenditures. We expect capital expenditures to be between $6.0 million and $8.0 million for the full year 2008.
     Our funds at March 31, 2008 were invested in investment grade securities and money market funds. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our constant evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs.
     Cash flows from financing activities. For the three months ended March 31, 2008, our financing activities provided $2.1 million, primarily reflecting $2.5 million of proceeds from the issuance of long-

term debt under our equipment financing agreement, partially offset by repayments of long-term debt of $0.5 million. In addition, we received $0.2 million in proceeds from the exercise of common stock options. For the three months ended March 31, 2007, our financing activities provided $14.7 million, primarily reflecting the $15.0 million equity investment by Genentech. In addition, we received $0.4 million in proceeds from the exercise of common stock options, and made repayments of long-term debt principal of $0.5 million.
     We have generally financed a substantial portion of our capital expenditures through equipment loans under which the lender retains a security interest in the equipment. The capital equipment loans are governed by a master loan and security agreement that contains the key terms of the loans. The master loan and security agreement requires us to maintain insurance on the collateral. Each loan carries a fixed rate of interest which was established at the time of borrowing and is payable in fixed monthly installments over periods of up to four years. We intend to secure additional equipment loans to continue to finance a substantial portion of our future capital expenditures.
Funding Requirements
     We anticipate that our current cash, cash equivalents and marketable securities together with our expected cash inflow from collaborative agreements will be sufficient to fund our operations into mid-2009. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.
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
     Our funding requirements will depend on numerous factors, including:
▪	the continued development progress on Trizytek, ALTU-238 and ALTU-237, including the completion of nonclinical and clinical trials and the results of these studies;

▪	our ability to advance additional product candidates into clinical development from our preclinical portfolio;

▪	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborations;

▪	the timing and cost involved in obtaining regulatory approvals;

▪	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims for our drug discovery technology and product candidates and avoiding the infringement of intellectual property rights of others;

▪	the potential acquisition and in-licensing of other technologies, products or assets;

▪	the timing, receipt and amount of sales and royalties, if any, from our product candidates;

▪	the cost of manufacturing, marketing and sales activities, if any; and

▪	the receptivity of the capital markets to financings of biotechnology companies.
     We do not expect to generate significant revenues, other than a milestone payment that we may receive from CFFTI or other similar collaborations we may enter into in the future, unless and until we successfully obtain marketing approval for, and begin selling one or more of our product candidates.

     We may raise funds from time to time through public or private sales of equity or from borrowings. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business. For example, warrants issued in connection with our Series B and Series C financings contain anti-dilution provisions that result in the issuance of additional shares of common stock upon exercise, and thus further dilution, to the extent we issue or are deemed to issue equity at a per share price that is less than the exercise price of the warrants. At March 31, 2008, 1,962,494 of such warrants with an exercise price of $5.64 per warrant and 1,556,291 of such warrants with an exercise price of $9.80 per warrant were outstanding. We do not engage in off-balance sheet financing arrangements, other than operating leases.
Forward—Looking Statements and Risk Factors
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Part II — Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Risk Factors”.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash, cash equivalents and marketable securities are invested with highly-rated financial institutions in North America with the primary objective of preservation of principal and minimum risk. When purchased, the investments generally have a maturity of less than 18 months. Some of the securities we invest in are subject to interest rate risk and will fall in value if market interest rates increase. To minimize the risk associated with changing interest rates, we invest primarily in money market funds, bank certificates of deposit, United States government securities and investment-grade commercial paper and corporate notes that can be held to their maturity date. All of our investments at March 31, 2008 met these criteria. We had gross unrealized gains of $0.1 million on our investments at March 31, 2008. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2008, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.
     Our total debt at March 31, 2008 was $4.8 million, representing equipment loans. All equipment loans carried fixed rates of interest established at the time of borrowing. Accordingly, our future interest costs relating to such borrowing are not subject to fluctuations in market interest rates.

     Our assets are principally located in the United States and a majority of our historical revenues and operating expenses are denominated in United States dollars, however some purchases of raw materials and contract manufacturing services are denominated in Euros. Accordingly, we are subject to market risk with respect to foreign currency-denominated expenses. We had a foreign currency exchange loss of $0.8 million in the three months ended March 31, 2008, primarily due to a foreign currency exchange adjustment relating to our obligation to Dr. Falk, which is denominated in Euros and therefore is remeasured at each reporting date. We had no foreign currency exchange gains or losses in the three months ended March 31, 2007. We may engage in collaborations with international partners in the future. When Trizytek or any other future drug candidates reach commercialization outside of the United States, if at all, or we enter into additional collaborations with international partners providing for foreign currency-denominated revenues and expenses, we may be subject to significant market risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Principal Executive Officer, or PEO, and Principal Financial Officer, or PFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation by our management, our PEO and PFO concluded that, as of March 31, 2008, our disclosure controls and procedures were: (1) designed to ensure that material information relating to us is made known to our PEO and PFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosures.
Changes in Internal Control
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not a party to any material legal proceedings.
ITEM 1A. RISK FACTORS
     Our business is subject to numerous risks. We cannot assure investors that our assumptions and expectations about our business will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those factors discussed below. We undertake no intention or obligation to update or revise any forward-looking statements in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise.
     Our existing and potential stockholders should consider carefully the risks described below and the other information in this Quarterly Report, including under the heading “Forward-Looking Statements and Risk Factors”, our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. We may be unable, for many reasons, including those that are beyond our control, to implement our current business strategy. If any of the following risks actually occur, they may materially harm our business, our financial condition and our results of operations. In that event, the market price of our common stock could decline.
Risks Related to Our Business and Strategy
     If we fail to obtain the additional capital necessary to fund our operations, we will be unable either to successfully develop and commercialize our product candidates or to finance the discovery and development of our next generation of product candidates.
     We will require substantial future capital in order to continue to complete the development of and commercialize our clinical-stage product candidates, Trizytek, ALTU-238 and ALTU-237 and to conduct the research and development and clinical and regulatory activities necessary to bring our other product candidates into clinical development. Our future capital requirements will depend on many factors, including:
•	the progress and results of our Phase III clinical efficacy trial and long-term safety studies for Trizytek, our planned toxicology studies and any other studies we may initiate based on the results of these studies or additional discussions with regulatory authorities;

•	the results and costs of future clinical trials for ALTU-238 that we may initiate;

•	the results of the Phase I clinical trial for ALTU-237 and any other trials we may initiate based on the results of this trial or additional discussions with regulatory authorities;

•	the timing, progress and results of ongoing manufacturing development work for Trizytek, ALTU-238 and ALTU-237;

•	the results of our preclinical studies and testing for our earlier stage research products and product candidates, and any decisions to initiate clinical trials if supported by the preclinical results;

•	the costs, timing and outcome of regulatory review of our product candidates in clinical development, and any of our preclinical product candidates that progress to clinical trials;

•	the cost of obtaining clinical and commercial supplies of APIs and finished drug product;

•	the costs of establishing commercial operations, including sales and marketing functions, should any of our product candidates approach marketing approval and/or be approved, and of establishing commercial manufacturing and distribution arrangements;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents, ensuring freedom to operate under any third party intellectual property rights, and defending intellectual property-related claims;

•	our ability to establish and maintain collaborative or other financing arrangements and obtain milestone, royalty and other payments from collaborators or third parties; and

•	the extent to which we acquire or invest in new businesses, products or technologies.
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
     Based on our operating plans, we estimate that our net cash used in operating activities will be between $85 million and $95 million in 2008. We currently expect that our existing capital resources will be sufficient to maintain our current and planned operations into mid-2009. However, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need additional funds sooner than planned. In particular, we are now funding all costs related to the development of ALTU-238 and cannot defer or avoid such expenses unless we delay or curtail the ALTU-238 program or we enter into a new collaboration agreement with another collaborative partner or secure alternative funding to support the development of this product candidate. The failure to obtain additional financing or enter into a new collaboration could lead to a delay in the planned clinical trials for ALTU-238.
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
     If we receive FDA approval for Trizytek or related products, we must pay our collaborator, CFFTI, an amount equal to CFFTI’s aggregate funding to us plus interest, up to a maximum of $40.0 million, less the fair market value of the shares of common stock underlying the warrants we issued to CFFTI. This amount, together with accrued interest, will be due in four annual installments, commencing 30 days after the approval date. We will also be required to pay an additional $1.5 million to CFFTI within 30 days after the approval date. These initial payments to CFFTI, if we receive FDA approval of Trizytek, will be due before we receive revenue from any commercial sales of the product, which could require us to raise additional funds or make it difficult for us to make the payments in a timely manner. In addition, if Vertex Pharmaceuticals Incorporated, or Vertex, the holder of our redeemable preferred stock, elects to redeem those shares on or after December 31, 2010, we will be required to pay an aggregate of $7.2 million plus dividends accrued after that date. We may require additional funding to make any such payments. Funds for these purposes may not be available to us on acceptable terms, or at all.
     We have a history of net losses, which we expect to continue for at least several years and, as a result, we are unable to predict the extent of any future losses or when, if ever, we will achieve, or be able to maintain, profitability.
     We have incurred significant losses since 1999, when we were reorganized as a company independent from Vertex. At March 31, 2008, our accumulated deficit was $263.5 million and we expect to continue to incur losses for at least the next several years. We have only been able to generate limited amounts of revenue from license and milestone payments under our collaboration agreements, and payments for funded research and development, as well as revenue from products we no longer sell. We expect that our annual operating losses will continue to increase over the next several years as we expand our research, development and commercialization efforts.
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
     We may seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaboration and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stock ownership interests will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. In addition, many of the warrants that we have issued contain anti-dilution provisions that result in the issuance of additional shares of common stock upon exercise, and thus further dilution, to the extent we issue or are deemed to issue equity at a per share price less than the exercise price of the warrants. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable development and commercialization rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.
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
•	Trizytek. If approved, Trizytek, the product candidate we are developing for the treatment of malabsorption due to exocrine pancreatic insufficiency, will compete with currently marketed porcine-derived pancreatic enzyme replacement therapies from companies such as Axcan Pharma, Johnson & Johnson, and Solvay Pharmaceuticals, as well as from generic drug manufacturers such as KV Pharmaceutical and IMPAX Laboratories. In addition, we understand that Axcan Pharma, Biovitrum, Eurand, Meristem Therapeutics, and Solvay Pharmaceuticals have product candidates in development, some more advanced than Trizytek, that could compete with Trizytek. For example, Axcan Pharma completed the initial submission of the NDA for its porcine-derived pancrealipase product candidate, and Eurand has completed the initial submission of its rolling NDA for its porcine-derived pancrealipase product candidate. If any of the existing porcine products is successful in satisfying the requirements of the FDA notice and obtains market approval, such product or products may share some of the competitive advantages that Trizytek may offer over the existing products and could generate significant sales and competition. Existing products to treat exocrine pancreatic insufficiency have been marketed in the United States since before the passage of the Food, Drug and Cosmetic Act in 1938 and are currently marketed without FDA-approved NDAs. In 1995, the FDA issued a final rule requiring that these pancreatic enzyme products be marketed by prescription only, and in April 2004, the FDA issued a notice that manufacturers of these products will be subject to regulatory action if they do not obtain approved NDAs for their products by April 28, 2008. On October 26, 2007, the FDA provided additional notice to manufacturers of pancreatic enzyme products announcing that it has extended the required approval date for unapproved pancreatic enzyme products to April 28, 2010 as long as the manufacturers have investigational new drug applications, or INDs, on active status on or before April 28, 2008 and have submitted NDAs on or before April 28, 2009. Despite the FDA’s announced position, the agency may not pursue regulatory action against these companies if they fail to meet the 2008 deadline because there are currently no other products on the market for the treatment of exocrine pancreatic insufficiency. The level of competition that Trizytek, if approved, will face from these products in the United States will depend on whether the manufacturers of these products obtain approved NDAs by the deadline set by the FDA and, if they are unable to do so, whether the FDA takes regulatory action against these manufacturers and the nature of any such action. The nature of the competition that Trizytek, if approved, faces from existing pancreatic enzyme products could affect the market acceptance of Trizytek or require us to lower the price of Trizytek, which would negatively impact our margins and our ability to achieve profitability.
•	ALTU-238. If approved, ALTU-238, the product candidate we are developing as a once-weekly treatment for human growth hormone, or hGH deficiency and related disorders, will compete with existing approved hGH therapies from companies such as BioPartners, Eli Lilly, Genentech, Merck Serono, Novo Nordisk, Pfizer, Sandoz, and Teva Pharmaceutical Industries. In addition, we understand that ALTU-238 may compete with product candidates in clinical development from some of these companies and others, including LG Life Sciences, which is developing a long-acting hGH therapy based on an encapsulated microparticle technology.

•	ALTU-237. If approved, ALTU-237, the product candidate we are developing for the treatment of hyperoxalurias, may compete with product candidates in development at companies such as Amsterdam Molecular Therapeutics, Medix, NephroGenex, and OxThera.
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
     The ability to complete our Phase III program for Trizytek depends on our performance and that of our contract research organization as well as the continued availability and willingness of patients to participate in experimental research. We have limited experience from conducting earlier stage clinical trials, and we are still developing our capabilities to conduct Phase III clinical trials, which usually involve a larger number of patients. In addition, in the execution of any clinical trials we conduct, we intend to continue to rely in part on third party contractors to assist with these activities. The design of our Phase III efficacy clinical trial for Trizytek includes two in-hospital participation periods as well as one off-enzyme period for all patients and an additional off-enzyme period for half of the patients. This may cause subjects to drop out of the trial. In-hospital periods can be inconvenient, and off-enzyme periods can be uncomfortable for these patients. The design of our safety studies for Trizytek requires patients to participate for approximately 12 months. It is possible that some subjects may decide, after they have enrolled, that they no longer wish to participate in the trial, which could require us to enroll new patients at a later date, thereby delaying completion of the trial. Any predictions about the timing of enrollment or the completion of clinical trials are subject to the risks inherent in these activities.
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
     In April 2008, we completed our first Phase I human clinical trial of ALTU-237 in healthy human subjects. Its safety and efficacy have yet to be determined.
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
     If the incidence of these events increases in number or severity, if a regulatory authority believes that these events constitute an adverse effect caused by the drug, or if other effects are identified either during future clinical trials or after any of our drug candidates are approved and on the market:
•	we may be required to conduct additional preclinical or clinical trials, make changes in clinical trial brochures or, if a product is approved, make changes to the labeling of any such products, reformulate any such products, or implement changes to or obtain new approvals of our or our contractors’ or collaborators’ manufacturing facilities or processes;

•	regulatory authorities may be unwilling to approve our product candidates or may withdraw approval of our products;

•	we may experience a significant drop in the sales of the affected products;

•	our reputation in the marketplace may suffer; and

•	we may become the target of lawsuits, including class action suits.
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
     We may encounter problems with our ongoing or planned clinical trials that could cause us or a regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events or factors, including any of the following, could delay the completion of our ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular product candidate, including our clinical-stage product candidates:

•	conditions imposed by us or imposed on us by the FDA or any foreign regulatory authority regarding the scope or design of our clinical trials;

•	delays in obtaining, or our inability to obtain or maintain, required approvals from institutional review boards, or IRBs, or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	delays in the completion of manufacturing development work for our product candidates, and in collecting the necessary manufacturing information for submission of our marketing approval applications for our product candidates;

•	any dispute that arises under our current or future collaborative agreements or our agreements with third parties;

•	insufficient supply or deficient quality of our product candidates or other materials necessary to conduct our clinical trials;

•	difficulties enrolling subjects in our clinical trials, including, for example, finding pediatric subjects with hGH deficiency who have not previously received hGH therapy for our pediatric trials of ALTU-238;

•	negative or inconclusive results from clinical trials, or results that are inconsistent with earlier results, that necessitate additional clinical studies;

•	serious or unexpected side effects experienced by subjects in clinical trials; or

•	failure of our third-party contractors or our investigators to comply with regulatory requirements or otherwise meet their contractual obligations to us in a timely manner.
     Our clinical trials and those of our collaborators may not begin as planned, may need to be redesigned, and may not be completed on schedule, if at all. For example, in December 2007, we announced that Genentech and we had terminated our ALTU-238 collaboration agreement. This may result in a delay in our planned clinical trials, and preclude our ability to enter into Phase III clinical trials unless we are able to procure additional funds to finance the costs of such trials. Delays in our clinical trials may result in increased development costs for our product candidates, which could cause our stock price to decline and could limit our ability to obtain additional financing. In addition, if one or more of our clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial advantage, profitability or viability of our product candidates, including our clinical-stage product candidates, could be significantly reduced.
     Conducting clinical studies in Eastern Europe involves risks not typically associated with U.S. studies which may result in timing, cost and/or quality problems in our planned clinical trials for our product candidates.
     A significant number of the human subjects enrolled in our Phase III clinical trials for Trizytek have been in Eastern Europe and we expect that a significant number of the human subjects in our upcoming clinical trials for ALTU-238 will be enrolled in Eastern European countries. We plan to conduct these trials in compliance with good clinical practices. However, ensuring compliance with good clinical practices at Eastern European clinical sites will involve risks, including risks associated with language barriers and the fact that some European clinical investigators have only limited experience in conducting clinical studies in accordance with standards set forth by the FDA and the European

Medicines Agency, or EMEA. Although we will seek to mitigate this risk by monitoring and auditing the ongoing performance of our studies, using both our employees and outside contract research organizations, to ensure compliance with good clinical practices and all other regulatory requirements, we may not be able to mitigate these risks effectively. Failure to attain and document compliance with good clinical practices would adversely impact the value of any data generated from these trials. In addition, should it require more time or money than we currently anticipate to perform any required site training, monitoring or auditing activities, these trials could be delayed, exceed their budgets, or both, which could have a material adverse impact on our business.
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
     In the event of an accident, state or federal authorities may curtail our use of these materials and interrupt our business operations. In addition, we could be liable for any resulting civil damages which may exceed our financial resources and may seriously harm our business. While we believe that the amount of insurance we currently carry, providing coverage of $1.0 million, should be sufficient for typical risks regarding our handling of these materials, it may not be sufficient to cover pollution conditions or other extraordinary or unanticipated events. Furthermore, an accident could damage, or force us to shut down, our operations. In addition, if we develop a manufacturing capacity, we may incur substantial costs to comply with environmental regulations and would be subject to the risk of accidental contamination or injury from the use of hazardous materials in our manufacturing process.
Risks Related to Our Dependence on Third Parties
     We have no manufacturing capacity, and we have relied and expect to continue to rely on third-party manufacturers to produce our product candidates.
     We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates or any of the compounds that we are testing in our preclinical programs, and we lack the internal resources and the capabilities to do so. As a result, we currently rely, and we expect to rely in the future, on third-party manufacturers to supply the APIs for our product candidates and to produce and package final drug products, if and when they are approved for marketing. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including:
•	reliance on the third party for manufacturing process development, sourcing of key raw materials and specialized manufacturing equipment, regulatory compliance and quality assurance;

•	limitations on supply availability resulting from capacity and scheduling constraints of the third party;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and

•	the possible termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.
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
     With respect to ALTU-238, we have purchased the hGH, the API in ALTU-238, for our prior clinical trials from Sandoz GmbH. In February 2008, we purchased hGH from a third-party supplier for both our Phase Ic trial and our Phase II pediatric trial. The Phase Ic trial is designed to confirm that ALTU-238 material produced at the current manufacturing scale performs similarly to the material used in previous ALTU-238 Phase I and Phase II trials. We have not decided on a long term supplier for the

hGH that we will need for our future Phase III trials and commercial needs, and we cannot be sure that we will be able to enter into an agreement with a suitable alternative supplier on suitable terms, or at all.
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
     We rely on third parties such as contract research organizations, medical institutions and clinical investigators to enroll qualified patients and conduct, supervise and monitor our clinical trials. Our reliance on these third parties for clinical development activities reduces our control over these activities. Our reliance on these third parties, however, does not relieve us of our regulatory responsibilities, including ensuring that our clinical trials are conducted in accordance with good clinical practice regulations and the investigational plan and protocols contained in the IND. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. In addition, they may not complete activities on schedule, or may not conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our trial design. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, our efforts to obtain regulatory approvals for, and commercialize, our product candidates may be delayed or prevented.
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
     We are a small company with 168 employees as of March 31, 2008. Our success depends on our ability to attract, retain and motivate highly qualified management, development and scientific personnel. Our President and Chief Executive Officer resigned on February 4, 2008. We are currently recruiting a President and Chief Executive Officer. The Chairman of our Board of Directors, David Pendergast, Ph.D., has been appointed to lead our senior management team on an interim basis as Executive Chairman. Our future success is dependent on Dr. Pendergast’s leadership during this transition period and on attracting a new President and Chief Executive Officer in a timely manner.
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
     Investors should consider an investment in our common stock as risky and subject to significant loss and wide fluctuations in market value. Our common stock has only been publicly traded since January 26, 2006, and accordingly there is a limited history on which to gauge the volatility of our stock price. Our stock price has, however, been volatile since we began to be publicly traded. For example, our stock price declined approximately 50% following our announcement that our collaboration with Genentech had been terminated in December 2007. The stock market as a whole has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks may not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock, which has been between $4.08 and $25.70 per share from the time of our initial public offering until May 1, 2008, to continue to fluctuate include:
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
     We have limited experience attempting to comply with public company obligations, including those relating to internal controls over financial reporting. Compliance with these requirements is expensive and requires significant management resources, and we still may fail to comply.
     We face and will continue to face substantial growth in legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. Compliance with the Sarbanes-Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and The Nasdaq Stock Market has resulted in a significant initial cost to us as well as an ongoing increase in our legal, audit and financial compliance costs. We are required to include the reports required by Section 404 of the Sarbanes-Oxley Act relating to internal controls over financial reporting in our SEC reports. We have completed a formal process to evaluate our internal controls over financial reporting for purposes of Section 404, and although we believe that our internal controls over financial reporting are effective, we cannot assure you that this will continue to be the case. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, we cannot be certain that we will be able to continue to comply with the applicable regulations and deadlines. Any failure to implement required new or improved internal controls over financial reporting, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
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
     Our directors and executive officers, together with their affiliates and related persons as of May, 1, 2008, beneficially owned, in the aggregate, approximately 27% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:
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
     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 30,832,848 shares of common stock outstanding as of May 1, 2008. Holders of up to 17,216,958 shares of our common stock, assuming the exercise of warrants to purchase shares of our common stock, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock issuable under our equity compensation plans and they can now be freely sold in the public market upon issuance. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause our stockholders to lose part or all of their investments in our shares of common stock.

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2008.

ALTUS PHARMACEUTICALS INC.
By	/s/ Jonathan I. Lieber
Jonathan I. Lieber
Vice President, Chief Financial Officer and Treasurer (duly authorized officer)

     Exhibit Index

Exhibit
Number	Description of Exhibit

10.1++	Second Amendment, effective March 12, 2008, to Drug Product Production and Clinical Supply Agreement between Althea Technologies, Inc. and Altus Pharmaceuticals Inc., dated August 15, 2006

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

++	Confidential treatment has been requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.