Form 10-Q
period 2008-06-30
Altus Pharmaceuticals Inc.
filed 2008-08-05
CIK 1340744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-51711
ALTUS PHARMACEUTICALS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3573277
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

640 Memorial Drive, Cambridge, Massachusetts (Address of Principal Executive Offices)	02139 (Zip Code)
Registrant’s telephone number, including area code: (617) 299-2900
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑
The number of shares outstanding of the registrant’s common stock as of August 1, 2008 was 31,129,229.

Part I
Item 1. Financial Statements
ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,132	$113,607
Marketable securities available-for-sale	32,670	24,725
Accounts receivable	—	3,454
Prepaid expenses and other current assets	2,607	2,001

Total current assets	95,409	143,787
PROPERTY AND EQUIPMENT, Net	4,925	5,991
OTHER ASSETS, Net	4,161	4,332

TOTAL ASSETS	$104,495	$154,110

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,607	$13,192
Current portion of Dr. Falk Pharma GmbH obligation	2,524	2,200
Current portion of long-term debt	2,130	2,137
Deferred revenue	—	2,087

Total current liabilities	15,261	19,616

Dr. Falk Pharma GmbH obligation, net of current portion	4,354	6,664
Long-term debt, net of current portion	2,036	738
Other long-term liabilities	2,900	900

TOTAL LIABILITIES	24,551	27,918

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
Redeemable Preferred Stock, par value $0.01 per share; 450,000 shares authorized, issued and outstanding at June 30, 2008 and December 31, 2007 at accreted redemption value	6,619	6,506

STOCKHOLDERS’ EQUITY:
Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 30,870,549 shares issued and outstanding at June 30, 2008; 30,791,035 shares issued and outstanding at December 31, 2007	309	308
Additional paid-in capital	361,867	358,134
Accumulated deficit	(288,805)	(239,046)
Accumulated other comprehensive income (loss)	(46)	290

Total stockholders’ equity	73,325	119,686

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$104,495	$154,110

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

CONTRACT REVENUE, NET	$—	$1,508	$2,622	$2,335

COSTS AND EXPENSES:
Research and development	20,967	17,940	42,534	30,799
General, sales and administrative	4,700	4,135	10,476	8,716
Reacquisition of European marketing rights from Dr. Falk Pharma GmbH	—	11,493	—	11,493

Total costs and expenses	25,667	33,568	53,010	51,008

LOSS FROM OPERATIONS	(25,667)	(32,060)	(50,388)	(48,673)

OTHER INCOME (EXPENSE):
Interest income	750	1,937	2,149	2,946
Interest expense	(377)	(290)	(729)	(453)
Foreign currency exchange gain (loss)	34	(23)	(791)	(23)

Other income (expense) —net	407	1,624	629	2,470

NET LOSS	(25,260)	(30,436)	(49,759)	(46,203)

PREFERRED STOCK DIVIDENDS AND ACCRETION	(56)	(56)	(113)	(113)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(25,316)	$(30,492)	$(49,872)	$(46,316)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE — BASIC AND DILUTED	$(0.82)	$(1.06)	$(1.62)	$(1.77)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	30,843	28,844	30,834	26,172

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,759)	$(46,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Reacquisition of European marketing rights from Dr. Falk Pharma GmbH	—	11,493
Depreciation and amortization	1,847	1,987
Stock-based compensation expense related to the issuance of stock options	3,535	3,911
Noncash interest expense	537	113
Foreign currency exchange loss	791	23
Changes in assets and liabilities:
Accounts receivable	3,454	—
Prepaid expenses and other current assets	(606)	235
Other assets	25	49
Accounts payable, accrued expenses and other long-term liabilities	(247)	4,838
Payments received as deferred revenue	—	15,000
Deferred revenue recognized	(2,087)	(2,511)

Net cash used in operating activities	(42,510)	(11,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(26,995)	(17,811)
Maturities of marketable securities	18,714	28,030
Purchases of property and equipment	(1,151)	(1,725)

Net cash provided by (used in) investing activities	(9,432)	8,494

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from public offering of common stock	—	89,937
Proceeds from equity investment	—	15,000
Proceeds from exercise of stock options and warrants	312	944
Payment of Dr. Falk Pharma GmbH obligation	(3,136)	—
Proceeds from issuance of long-term debt	2,476	—
Repayment of long-term debt	(1,185)	(1,071)

Net cash provided by (used in) financing activities	(1,533)	104,810

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,475)	102,239

CASH AND CASH EQUIVALENTS—Beginning of period	113,607	61,470

CASH AND CASH EQUIVALENTS—End of period	$60,132	$163,709

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$179	$211

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

Contract revenue consists of revenue from collaborative license and development agreements for the development and commercialization of our product candidates. We follow the provisions of SEC Staff Accounting Bulletin, or SAB, No. 104 (SAB No. 104) Revenue Recognition, Emerging Issues Task Force, or EITF, Issue No. 00-21 (EITF 00-21) Accounting for Revenue Arrangements with Multiple Deliverables, and EITF Issue No. 99-19 (EITF 99-19) Reporting Revenue Gross as a Principal Versus Net as an Agent.

Revenue under our current collaboration agreement is recognized using the proportional performance method and is based on the percentage of costs incurred relative to the total costs estimated to be incurred to complete the research program, to the extent such amount is not greater than the cash received or contractually due to us. We use an input-based measure, specifically direct costs, to determine proportional performance because, for our current agreement accounted for under this method, we believe the use of an input-based measure is a more accurate representation of proportional performance than an output-based measure, such as milestones. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Management reassesses its estimates quarterly and makes judgments based on the best information available. Estimates may change in the future based on changes in facts and circumstances, resulting in an adjustment in the amount of revenue recognized in future periods.

Reimbursement of research and development costs is classified as revenue when the provisions of EITF No. 99-19 are met, and recognized as revenue pursuant to SAB 104 provided the amounts are fixed or determinable and collection of the related receivable is reasonably assured.

Deferred revenue consists of payments received in advance of revenue recognized under collaborative agreements.

3.	GENENTECH COLLABORATION

In December 2007, Genentech, Inc., or Genentech, and we entered into an agreement terminating our collaboration and license agreement. As part of the collaboration and license agreement, Genentech was obligated to reimburse us for certain development activities we performed on Genentech’s behalf. During the first quarter of 2008, Genentech and we agreed that Genentech would pay us $681 for certain development activities performed in the fourth quarter of 2007 that had been previously contested. Consequently, we recognized this amount as revenue in the first quarter of 2008 and recorded a corresponding accounts receivable balance at March 31, 2008. This amount was collected during the second quarter of 2008.

4.	COMPREHENSIVE LOSS

Comprehensive loss was as follows for the three and six months ended June 30:

	Three Months		Six Months
	2008	2007	2008	2007

Net loss	$(25,260)	$(30,436)	$(49,759)	$(46,203)
Unrealized gain (loss) on available-for-sale marketable securities	(164)	68	(336)	132

Comprehensive loss	$(25,424)	$(30,368)	$(50,095)	$(46,071)

5.	NET LOSS PER SHARE

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

Outstanding dilutive securities not included in the calculation of diluted net loss attributable to common stockholders per share were as follows for the three and six months ended June 30:

(In thousands)	2008	2007

Options to purchase common stock	5,138	4,017
Warrants to purchase common stock	3,593	3,593

Total	8,731	7,610

6.	STOCK-BASED COMPENSATION

The following table represents stock-based compensation expense included in our Condensed Consolidated Statements of Operations for the three and six months ended June 30:

	Three Months		Six Months
	2008	2007	2008	2007
Research and development	$899	$1,183	$1,360	$2,063
General, sales and administrative	1,112	739	2,175	1,848

Total	$2,011	$1,922	$3,535	$3,911

The fair value of the stock options granted was estimated on the date of grant using all relevant information, including application of the Black-Scholes option-pricing model. When applying the Black-Scholes option-pricing model to compute stock-based compensation, we assumed the following for the three and six months ended June 30:

	Three Months		Six Months
	2008	2007	2008	2007
Risk-free interest rate	3.0% to 3.6%	4.5% to 5.0%	2.8% to 3.6%	4.5% to 5.0%
Expected average option life	5.75 to 6.25 years	6.25 years	5.75 to 6.25 years	6.25 years
Dividends	None	None	None	None
Volatility	68%	75%	68% to 75%	75%
The expected average option life assumption is based upon the simplified or “plain-vanilla” method, provided under SAB 107, Share-Based Payments, which averages the contractual term of our options (10 years) with the vesting term (4 years) taking into consideration multiple vesting tranches. To determine an appropriate volatility factor, we reviewed volatility factors for a group of peer companies, and selected a volatility factor consistent with those used by this group of peers. We have continued to utilize this methodology for the three and six months ended June 30, 2008 due to the short length of time our common stock has been publicly traded. Risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is consistent with the expected life of the option.

We operate the 2002 Employee, Director, and Consultant Stock Option Plan, or the 2002 Plan, which replaced the 1993 Stock Option Plan, or the 1993 Plan, on February 7, 2002. Options and awards granted prior to January 25, 2006 are generally exercisable immediately, but the shares purchased are subject to restriction on transfer until vested. At June 30, 2008, we had no such restricted shares outstanding. Options generally vest over a four year period. In April 2008, we granted 282,700 performance based options to certain employees of the Company under the 2002 Plan. These options vest upon successful completion of specific milestones and are being accounted for under the provisions of Statement of Financial Accounting Standard, or SFAS, No. 123(R), Share-Based Payments. Under the 1993 and 2002 Plans, the total number of shares issuable upon exercise of outstanding stock options or available for future grant to employees, directors and consultants at June 30, 2008 was 5,820,281 shares.

In connection with Dr. Georges Gemayel joining Altus as Chief Executive Officer, or CEO, he was granted stock options to purchase up to 900,000 shares of common stock at an exercise price per share equal to the closing price on June 2, 2008, the first day of Dr. Gemayel’s employment. The total grant was comprised of options to purchase 560,000 shares under the 2002 Plan and an inducement grant of a non-qualified option to purchase 340,000 shares. The 2002 Plan limits the issuance of stock options to any one individual to a maximum of 560,000 options during a fiscal year. In order to grant a total of 900,000 options to Dr. Gemayel, we granted the additional 340,000 options as one-time inducement grant allowed under NASDAQ Marketplace Rule 4350(i)(1)(A)(iv), which was granted on substantially identical terms and conditions as those contained in the 2002 Plan.

A summary of the stock option activity under the 1993 Plan, 2002 Plan and inducement grant to our CEO for the six months ended June 30, 2008 is as follows:

		Weighted	Weighed
		Average	Average Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)

Balance—December 31, 2007 (1,882,376 options vested)	3,754,788	$10.69

Granted	1,937,143	4.79
Exercised	(79,514)	3.92
Canceled	(474,216)	8.62

Options outstanding—June 30, 2008	5,138,201	$8.76	7.2	$1,023

Options exercisable—June 30, 2008	2,332,876	$8.80	6.8	$657

Options vested and expected to vest—June 30, 2008	4,802,420	$8.71	7.1	$979

The aggregate intrinsic value in the table above represents the difference between our closing common stock price on the last trading day of the six months ended June 30, 2008 (which was $4.45 on June 30, 2008) and the exercise price of the options, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on June 30, 2008. As of June 30, 2008, there was $17,648 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.9 years.

The weighted average fair value of options granted during the six months ended June 30, 2008 and 2007 was $3.15 and $10.03, respectively.

7.	FAIR VALUE MEASUREMENT

SFAS No. 157, Fair Value Measurement, or SFAS 157, requires expanded disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. We adopted the provisions of SFAS 157 relating to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis on January 1, 2008. The adoption of these provisions had no effect on our consolidated financial statements.

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

Level Input:	Input Definition:

Level I	Observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level II	Other inputs which are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs.

Level III	Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities.
The following table summarizes fair value measurements by level at June 30, 2008 for assets measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$45,535	$14,597	$—	$60,132
Marketable securities available for sale	—	32,670	—	32,670

Total assets at fair value	$45,535	$47,267	$—	$92,802

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2008	2007

Accounts payable	$1,481	$2,984
Accrued compensation	2,569	2,504
Accrued research and development	5,042	6,084
Other accrued expenses	1,515	1,620

Total	$10,607	$13,192

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are a biopharmaceutical company focused on the development and commercialization of oral and injectable protein therapeutics for gastrointestinal and metabolic disorders, with three product candidates in clinical development. We are using our proprietary protein crystallization technology to develop protein therapies that we believe will have significant advantages over existing products and will address unmet medical needs. Our product candidates are designed to either increase the amount of a protein that is in short supply in the body or degrade and remove toxic metabolites from the blood stream. Our three lead product candidates are: TrizytekTM [porcine-free enzymes] (formerly ALTU-135), for which we have completed a Phase III efficacy clinical trial in cystic fibrosis patients for the treatment of malabsorption due to exocrine pancreatic insufficiency and are currently conducting two long-term Phase III safety studies; ALTU-238, for which we completed a Phase II clinical trial in adults for the treatment of growth hormone deficiency; and ALTU-237 for the treatment of hyperoxalurias, for which we have completed a Phase I clinical trial. We also have a pipeline of other product candidates in preclinical research and development. We have generated significant losses as we have advanced our product candidates into clinical development and expect to continue to generate losses as Trizytek completes its clinical development, ALTU-238 and ALTU-237 move into later stages of clinical development and as our other product candidates continue through development. As of June 30, 2008, we had an accumulated deficit of $288.8 million.
Financial Operations Overview
     Contract Revenue. Our contract revenue consists of amounts earned under our collaborative research and development agreements.
     In February 2001, we entered into a strategic alliance agreement with Cystic Fibrosis Foundation Therapeutics, Inc., or CFFTI, to collaborate on the development of Trizytek and specified derivatives of Trizytek in North America for the treatment of malabsorption due to exocrine pancreatic insufficiency in patients with cystic fibrosis and other indications. The agreement, in general terms, provides us with funding from CFFTI for a portion of the development costs of Trizytek upon the achievement of specified development milestones, up to a total of $25.0 million, in return for specified payment obligations and our obligation to use good faith reasonable efforts to develop and bring Trizytek to market in North America. As of June 30, 2008, we had received a total of $18.4 million of the $25.0 million available under the CFFTI agreement and recognized cumulative revenue of $17.1 million, net of the amortization of the value of the warrants issued to CFFTI at the origination of the collaboration. Under the terms of the agreement, we may receive an additional milestone payment of $6.6 million, less an amount determined by when we achieve the milestone. We will not be able to recognize further revenue under this collaborative agreement until such time as we receive the remaining milestone payment in accordance with the terms of the collaborative agreement.
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
     Before we entered into the termination agreement, we did not recognize any revenue related to the upfront payment or reimbursements for development activities performed on Genentech’s behalf because provisions in the original agreement precluded us from concluding that revenue was fixed or determinable. As a result of the amendment of the collaborative agreement, our estimated performance period under the amended agreement changed to coincide with the December 31, 2007 effective date of the termination of the agreement. Accordingly, we recognized revenue of $25.1 million in December 2007, comprised of the original $15.0 million upfront payment and $10.1 million of cost reimbursements received and estimated to be due to us for uncontested development work performed on Genentech’s behalf. In addition, we recognized a gain as a result of terminating the collaboration and license agreement with Genentech in the amount of the $4.0 million termination payment. Genentech and we subsequently agreed that Genentech would pay us an additional $0.7 million for development work performed in the fourth quarter of 2007. Consequently, we recognized this amount as revenue in the first quarter of 2008 and recorded a corresponding accounts receivable balance at March 31, 2008. This amount was collected during the second quarter of 2008.
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
     We have completed our Phase III efficacy trial of the capsule form of Trizytek in cystic fibrosis patients and are currently conducting two long term safety studies, one in cystic fibrosis patients and one in chronic pancreatitis patients with pancreatic insufficiency. Our current estimate of the total costs we will incur to complete the development of Trizytek and file a New Drug Application, or NDA with the FDA is approximately $157.5 million. As of June 30, 2008, we had incurred approximately $127.5 million of these total costs.

     We have also completed a Phase II clinical trial of ALTU-238 in adult growth hormone deficient patients in 2006. On July 9, 2008, we announced we had secured a long-term agreement to purchase human growth hormone, or hGH, for ALTU-238 from Sandoz GmbH, or Sandoz, for further development and commercialization. We have an agreement with Althea Technologies, Inc., or Althea, to use the hGH from Sandoz to produce clinical material. We expect to initiate a Phase Ic study in the third quarter of 2008. This trial is designed to confirm that the ALTU-238 material produced at the current manufacturing scale at Althea performs similarly to material used in previous Phase I and Phase II trials that was produced at a smaller scale. We believe that our current scale of manufacturing is sufficient to support the planned Phase III program for ALTU-238 in both adult and pediatric growth hormone deficient patients. Prior to initiating the Phase III trials, we expect to conduct a Phase II pediatric trial which will assess the change in six month annualized height velocity in growth hormone-deficient children, and will be used to finalize the Phase III study design. From January 1, 2003, the date on which we began separately tracking development costs for ALTU-238, through June 30, 2008, we have incurred approximately $48.7 million in total development costs for this product candidate.
     We completed a Phase I clinical trial for ALTU-237 in April 2008 and in June 2008, we reported that the results of this trial demonstrated a favorable safety profile. From January 1, 2006, the date on which we began separately tracking development costs for ALTU-237, through June 30, 2008, we have incurred approximately $19.6 million in total development costs for this product candidate.
     We expect our research and development costs to continue to increase in the foreseeable future as we complete our Trizytek Phase III trials and prepare for an NDA filing, advance ALTU-238 and move ALTU-237 through additional clinical trials and continue the development of our preclinical pipeline. The amount and timing of resources we devote to our clinical and preclinical product candidates in the future will be influenced by our ability to fund further development activities, or the potential to enter into one or more strategic collaborations that would provide full or partial funding for the development of a product candidate.
     Product candidates in clinical development have higher associated development costs than those in the preclinical stage since the former involve testing on humans. Moreover, as a product candidate moves into later-stage clinical trials, such as from Phase I to Phase II or Phase II to Phase III, the costs are significantly higher due to the increased size and length of the later stage trials.
     The successful development of our product candidates is highly uncertain. At this time, we do not know the exact nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of ALTU-238, ALTU-237 or any of our preclinical product candidates, or the period, if any, in which material net cash inflows will commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•	the scope, rate of progress and expense of our clinical trials and other research and development activities;

•	the potential benefits of our product candidates over other therapies;

•	our ability to manufacture, market, commercialize and achieve market acceptance for any of our product candidates that we are developing or may develop in the future;

•	the availability of the raw materials and active pharmaceutical ingredients necessary to manufacture drug product for clinical and commercialization purposes;

•	our reliance on third-parties for the manufacturing, packaging and distribution of drug product;

•	future clinical trial results;

•	the terms and time associated with seeking any collaborative, licensing and other arrangements that we may establish;

•	the expense and timing of regulatory approvals;

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the availability of sufficient capital resources to fund development activities.
     These variables will have a significant impact on the costs and timing associated with the development of each product candidate. For example, if the FDA or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in enrollment in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development.
     General, Sales and Administrative Expense. General, sales and administrative expense consists primarily of salaries and other related costs for personnel, including stock-based compensation expenses, in our executive, marketing, finance, accounting, information technology and human resource functions. Other costs primarily include facility costs not otherwise included in research and development expense, corporate insurance, advertising and promotion expenses, trade shows and professional fees for accounting and legal services, including patent-related expenses.
     While we expect future general and administrative costs to rise, we expect that the rate of increase in our general and administrative expense will decrease as we leverage our investments in personnel and infrastructure related to supporting the needs of a public company.
     Interest and Other Income (Expense), Net. Interest income consists of interest earned on our cash and cash equivalents and marketable securities. Interest expense consists of interest incurred on equipment loans and amortization of the discount associated with our obligation to Dr. Falk Pharma GmbH, or Dr. Falk, with whom we formerly had a collaborative agreement regarding the development of Trizytek in certain countries outside the United States. The discount on the loan to Dr. Falk is being amortized to interest expense over the life of the loan.
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

     Revenue under our current collaboration agreement is recognized using the proportional performance method and is based on the percentage of costs incurred relative to the total costs estimated to be incurred to complete the research program, to the extent such amount is not greater than the cash received or contractually due to us. We use an input-based measure, specifically direct costs, to determine proportional performance because, for our current agreement accounted for under this method, as we believe the use of an input-based measure is a more accurate representation of proportional performance than an output-based measure, such as milestones. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Management reassesses its estimates quarterly and makes judgments based on the information available to them. Estimates may change in the future based on changes in facts and circumstances, resulting in an adjustment in the amount of revenue recognized in future periods. The value of warrants issued in connection with the execution of our current collaboration were capitalized at the origination of the agreement and are being amortized against gross revenue in the same proportion that revenue is recognized.
Results of Operations
Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007
Contract revenue, net

	Three Months Ended
	June 30,		Increase (Decrease)
	2008	2007	$	%
		(dollars in thousands)

Contract revenue, net	$—	$1,508	$(1,508)	(100%)

	Six Months Ended
	June 30,		Increase (Decrease)
	2008	2007	$	%
		(dollars in thousands)

Contract revenue, net	$2,622	$2,335	$287	12%
     Contract revenue related to the CFFTI agreement is recognized under the proportional performance method. Under this methodology, to the extent we incur direct development costs each period to advance Trizytek, we recognize revenue based on the proportion of actual costs spent to our estimate of total direct development costs. The amount of revenue we are able to recognize under our collaborative agreement with CFFTI is limited to the amount of cash payments we have received or that are contractually due us. We recognized $1.9 million related to the CFFTI collaborative agreement during the six months ended June 30, 2008, including no revenue in the three months then ended, representing our total remaining deferred revenue balance. We will not be able to recognize further revenue under our collaborative agreement with CFFTI until such time as we receive the remaining milestone payment in accordance with the terms of the collaborative agreement. We do not expect to receive the remaining milestone payment during 2008.
     During the three months ended March 31, 2008, we also recognized $0.7 million of revenue related to our terminated collaboration and license agreement with Genentech. This revenue is related to an additional amount that Genentech agreed to pay us for services we performed on Genentech’s behalf in the fourth quarter of 2007.

Research and development

	Three Months Ended
	June 30,		Increase (Decrease)
	2008	2007	$	%
		(dollars in thousands)
Trizytek	$10,732	$8,913	$1,819	20%
ALTU-238	5,438	3,245	2,193	68%
ALTU-237	1,669	3,060	(1,391)	(45%)
Other research and development	2,229	1,539	690	45%
Stock-based compensation	899	1,183	(284)	(24%)

Total research and development	$20,967	$17,940	$3,027	17%

	Six Months Ended
	June 30,		Increase (Decrease)
	2008	2007	$	%
		(dollars in thousands)
Trizytek	$25,573	$13,806	$11,767	85%
ALTU-238	7,904	6,665	1,239	19%
ALTU-237	3,606	5,011	(1,405)	(28%)
Other research and development	4,091	3,254	837	26%
Stock-based compensation	1,360	2,063	(703)	(34%)

Total research and development	$42,534	$30,799	$11,735	38%

     Research and development expense for the three and six months ended June 30, 2008 increased due primarily to increased third-party development and manufacturing costs related to Trizytek. We completed our Phase III efficacy trial and are currently conducting two long-term safety studies, one in cystic fibrosis patients and one in chronic pancreatitis patients with pancreatic insufficiency. In addition, during the second quarter of 2008, we had increased manufacturing related costs for ALTU-238, primarily due to the purchase of human growth hormone from Sandoz and the manufacture of clinical material at Althea. During the three and six months ended June 30, 2007, our ALTU-238 costs were lower as we worked with Genentech on a development plan and consequently did not incur significant development costs during that period. The aforementioned increases related to Trizytek and ALTU-238 were partially offset by decreased external development costs related to ALTU-237 due to the fact we completed our ALTU-237 Phase I clinical trial in April 2008 and incurred lower third-party costs for the remainder of the second quarter of 2008. ALTU-237 costs were higher during the three and six months ended June 30, 2007, as we incurred IND and clinical preparatory costs for ALTU-237 due to our IND filing for that product candidate during the second quarter of 2007, with no comparable spending in the first half of 2008. Our headcount in the research and development area increased to 120 full-time employees as of June 30, 2008 from 113 as of June 30, 2007.

General, sales and administrative

	Three Months Ended
	June 30,		Increase (Decrease)
	2008	2007	$	%
		(dollars in thousands)

Personnel	$1,897	$1,727	$170	10%
Legal services	150	258	(108)	(42%)
General insurance	216	197	19	10%
Market research and related costs	47	217	(170)	(78%)
Consulting and professional services	371	447	(76)	(17%)
Stock-based compensation	1,112	739	373	50%
Other general and administrative	907	550	357	65%

Total general and administrative	$4,700	$4,135	$565	14%

	Six Months Ended
	June 30,		Increase (Decrease)
	2008	2007	$	%
		(dollars in thousands)

Personnel	$4,545	$3,383	$1,162	34%
Legal services	420	620	(200)	(32%)
General insurance	476	367	109	30%
Market research and related costs	159	282	(123)	(44%)
Consulting and professional services	947	1,079	(132)	(12%)
Stock-based compensation	2,175	1,848	327	18%
Other general and administrative	1,754	1,137	617	54%

Total general and administrative	$10,476	$8,716	$1,760	20%

     General, sales and administrative costs for the three and six months ended June 30, 2008 increased from the same period in 2007, reflecting management’s continued effort to leverage its investment in administrative infrastructure. During the first quarter of 2008, we incurred a one-time charge of $0.6 million associated with a separation agreement with Sheldon Berkle, our former Chief Executive Officer, or CEO, who resigned in February 2008. Stock-based compensation increased for the three and six months ended June 30, 2008 as compared to the same periods in 2007, due to an increase in the number of stock options granted in the first half of 2008, including the issuance of 900,000 stock options upon the appointment of Dr. Georges Gemayel as CEO in June 2008. In addition, recruiting costs increased $0.2 million during the 2008 periods related to the successful search for a new CEO. Partially offsetting these increases was a reduction in legal, marketing and related expenses in the three and six months ended June 30, 2008 as compared to the same period during 2007. During 2007, we incurred additional outside legal costs pertaining to corporate transactions for which we had no similar costs during 2008. While market research and related costs were lower in the 2008 periods as compared to 2007, we anticipate spending will increase in the second half of 2008 pending the results of the Trizytek Phase III efficacy clinical trial.
Reacquisition of European marketing rights from Dr. Falk Pharma GmbH.
     Reacquisition of European marketing rights from Dr. Falk reflect the net cost associated with the termination of our collaborative agreement with Dr. Falk on June 6, 2007 and our reacquisition of Dr. Falk’s European marketing rights to Trizytek. The net present value of payments due from us to Dr. Falk over a three year period as part of the termination agreement was $14.1 million and was fully expensed on the termination date based on the uncertainty of receiving future cash flows as part of the reacquired European marketing rights. This amount was partially offset by the reversal of $2.7 million of deferred revenue, representing the remaining unrecognized portion of non-refundable upfront and milestone payments received from Dr. Falk, since we no longer have any remaining performance obligations under the original agreement.
Other income (expense) — net

	Three Months Ended
	June 30,		Increase (Decrease)
	2008	2007	$	%
	(dollars in thousands)

Interest income	$750	$1,937	$(1,187)	(61%)
Interest expense	(377)	(290)	87	30%
Foreign currency exchange gain (loss)	34	(23)	57	248%

Total other income (expense) — net	$407	$1,624	$(1,217)	(75%)

	Six Months Ended
	June 30,		Increase (Decrease)
	2008	2007	$	%
	(dollars in thousands)

Interest income	$2,149	$2,946	$(797)	(27%)
Interest expense	(729)	(453)	276	61%
Foreign currency exchange gain (loss)	(791)	(23)	(768)	(3339%)

Total other income (expense) — net	$629	$2,470	$(1,841)	(75%)

     Interest income for the three and six months ended June 30, 2008 decreased as compared to the same periods in 2007. Our average cash balances for the three and six months ended June 30, 2007 were higher than our average cash balances for the three and six months ended June 30, 2008, resulting in higher interest income during 2007. In addition, a decrease in interest rates in the overall market and our investments also contributed to lower interest income for the three and six months ended June 30, 2008. Interest expense for the three and six months ended June 30, 2008 increased as compared to the same periods in 2007 due to the accretion of non-cash interest expense on our obligation to Dr. Falk which began in June 2007, as well as an increase in long-term debt resulting from additional borrowings of $2.5 million in March 2008. Foreign currency exchange gains (losses) primarily reflect foreign currency adjustments relating to our obligation to Dr. Falk, which is denominated in Euros.
Preferred stock dividends and accretion

	Three Months Ended
	June 30,		Increase (Decrease)
	2008	2007	$	%
	(dollars in thousands)

Preferred stock dividends and accretion	$56	$56	$—	—

	Six Months Ended
	June 30,		Increase (Decrease)
	2008	2007	$	%
	(dollars in thousands)

Preferred stock dividends and accretion	$113	$113	$—	—

     The preferred stock dividends for the three and six months ended June 30, 2008 and 2007 relate entirely to dividends on our redeemable preferred stock, which remained outstanding at June 30, 2008.
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
     From September 2001 until the time of the initial public offering, we funded our activities primarily with issuances of convertible preferred stock and redeemable preferred stock. At June 30, 2008, only the redeemable preferred stock remains outstanding, which is not convertible into common stock, and is redeemable, at the holder’s option, on or after December 31, 2010, or by us at our option at any time. The liquidation preference of the redeemable preferred stock at June 30, 2008 was $6.6 million and includes accrued but unpaid dividends of $2.1 million. Assuming we do not exercise our right to repurchase the redeemable preferred stock before December 31, 2010, the accrued and unpaid dividends at that date will be $2.7 million.
     As of June 30, 2008, we had received $18.4 million from our collaborative agreement with CFFTI and are entitled to receive up to $6.6 million of future milestone payments under the agreement if a development milestone is met.
     Effective June 6, 2007, Dr. Falk and we agreed to terminate our collaborative agreement, and we reacquired Dr. Falk’s marketing rights under the agreement. Under the terms of the termination agreement, we agreed to make cash payments to Dr. Falk totaling €12.0 million, payable as follows: €5.0 million that was paid in July 2007 and equated to $6.7 million based on foreign currency exchange rates at the time of payment, €2.0 million that was paid in June 2008 and equated $3.1 million based on foreign currency exchange rates at the time of payment, €2.0 million payable on June 7, 2009 and €3.0 million on June 6, 2010. Both parties were absolved from any further performance obligations under the original contract.
     Pursuant to our aforementioned collaboration and license agreement with Genentech, we received a total of $40.2 million from Genentech in 2007 and $0.6 million in 2008 which was comprised of an equity investment, an upfront milestone payment and cost reimbursements. In addition, as part of the termination agreement, we received an additional $4.0 million termination payment from Genentech. Upon commercialization of ALTU-238, Genentech will be entitled to a nominal royalty on sales of ALTU-238.

Summary Cash Flow Information

	June 30,	December 31,	Increase (Decrease)
	2008	2007	$	%
	(dollars in thousands)

Cash, cash equivalents and marketable securities	$92,802	$138,332	$(45,530)	(33%)
Working capital	80,148	124,171	(44,023)	(35%)

	Six Months Ended
	June 30,
	2008	2007
	(dollars in thousands)

Cash flows from:
Operating activities	$(42,510)	$(11,065)
Investing activities	(9,432)	8,494
Financing activities	(1,533)	104,810
     Cash flow from operating activities. Since our inception, we have generated significant losses while advancing our product candidates into preclinical and clinical studies. Accordingly, we have historically used cash in our operating activities. During the six months ended June 30, 2008 and 2007, our operating activities used $42.5 million and $11.1 million, respectively. The use of cash, which is primarily a result of expenditures associated with our research and development activities and amounts incurred to develop and maintain our administrative infrastructure, was partially offset in 2007 by the $15.0 million upfront license payment received from Genentech under our collaboration agreement.
     Cash flow from investing activities. Net cash used by investing activities was $9.4 million for the six months ended June 30, 2008, reflecting $27.0 million used to purchase marketable securities and $1.2 million for capital expenditures, partially offset by $18.7 million of proceeds from the maturities of marketable securities. During the same period in 2007, investing activities provided $8.5 million, reflecting $28.0 million of proceeds from the maturities of marketable securities, partially offset by purchases of marketable securities of $17.8 million and $1.7 million used for capital expenditures. We expect capital expenditures to be between $6.0 million and $8.0 million for the full year 2008.
     Our funds at June 30, 2008 were invested in investment grade securities and money market funds. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs.
     Cash flow from financing activities. For the six months ended June 30, 2008, our financing activities used $1.5 million, reflecting a $3.1 million payment to Dr. Falk and $1.2 million in repayments of long-term debt principal, partially offset by $2.5 million of proceeds form the issuance of long-term debt under our equipment financing agreement and $0.3 million in proceeds from the exercise of common stock options. For the six months ended June 30, 2007, our financing activities provided $104.8 million, primarily reflecting net proceeds of $89.9 million from the issuance of common stock and the $15.0 million equity investment by Genentech. In addition, we received $0.9 million in proceeds from the exercise of common stock options and warrants, and made repayments of long-term debt principal of $1.1 million.
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
     Since our inception, we have generated significant losses while we have advanced our product candidates into preclinical and clinical trials. As we continue to advance our product candidates through development and begin to incur increased sales and marketing costs related to commercialization of our product candidates, we expect to incur additional operating losses until such time, if any, as our efforts result in commercially viable drug products. We do not expect our existing capital resources, together with the milestone payment we expect to receive, to be sufficient to fund the completion of the development and commercialization of any of our product candidates, and we expect that we will need to raise additional funds prior to being able to market any products. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business.
     Our funding requirements will depend on numerous factors, including:
•	the continued development progress on Trizytek, ALTU-238 and ALTU-237, including the completion of nonclinical and clinical trials and the results of these studies;

•	our ability to advance additional product candidates into clinical development from our preclinical portfolio;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborations;

•	the timing and cost involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims for our drug discovery technology and product candidates and avoiding the infringement of intellectual property rights of others;

•	the potential acquisition and in-licensing of other technologies, products or assets;

•	the timing, receipt and amount of sales and royalties, if any, from our product candidates;

•	the cost of manufacturing, marketing and sales activities, if any; and

•	the receptivity of the capital markets to financings of biotechnology companies.
We do not expect to generate significant revenues, other than a milestone payment that we may receive from CFFTI or other collaborations we may enter into in the future, unless and until we successfully obtain marketing approval for, and begin selling, one or more of our product candidates.
     We may raise funds from time to time through public or private sales of equity or from borrowings. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business. For example, warrants issued in connection with our Series B and Series C financings contain anti-dilution provisions that result in the issuance of additional shares of common stock upon exercise, and thus further dilution, to the extent we issue or are deemed to issue equity at a per share price that is less than the exercise price of the warrants. At June 30, 2008, 1,962,494 of such warrants with an exercise price of $5.64 per warrant and 1,556,291 of such warrants with an exercise price of $9.80 per warrant were outstanding. We do not engage in off-balance sheet financing arrangements, other than operating leases.
Forward-Looking Statements and Risk Factors
     This report contains forward-looking statements. The forward-looking statements include statements about the timing of the remaining milestone under our collaboration with CFFTI, the time period during which existing cash resources can support our operations, the timing of future revenues, the financial impact of changes in interest rates, projected increases in future operating losses, moderation of the rate of increase in our general and administrative expenses and other statements regarding our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Part II — Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Risk Factors”. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements.
     Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements speak only as of the date of this Quarterly Report. You should read this Quarterly Report with the understanding that our actual future results may be materially different. Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash, cash equivalents and marketable securities are invested with highly-rated financial institutions in North America with the primary objective of preservation of principal. When purchased, the investments generally have a maturity of less than 18 months. Some of the securities we invest in are subject to interest rate risk and will fall in value if market interest rates increase. To minimize the risk associated with changing interest rates, we invest primarily in money market funds, bank certificates of deposit, United States government securities and investment-grade commercial paper and corporate notes that can be held to their maturity date. All of our investments at June 30, 2008 met these criteria. We had gross unrealized losses of $46,000 on our investments at June 30, 2008. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2008, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.
     Our total debt at June 30, 2008 was $4.2 million, representing equipment loans. All equipment loans carried fixed rates of interest established at the time of borrowing. Accordingly, our future interest costs relating to such borrowing are not subject to fluctuations in market interest rates.
     Our assets are principally located in the United States and a majority of our historical revenues and operating expenses are denominated in United States dollars; however, some purchases of raw materials and contract manufacturing services are denominated in Euros. Accordingly, we are subject to market risk with respect to foreign currency-denominated expenses. We had a foreign currency exchange loss of $0.8 million in the six months ended June 30, 2008, primarily due to a foreign currency exchange adjustment relating to our obligation to Dr. Falk, which is denominated in Euros and therefore is remeasured at each reporting date. We may engage in collaborations with international partners in the future. If Trizytek or any other future drug candidates reach commercialization outside of the United States, or we enter into additional collaborations with international partners providing for foreign currency-denominated revenues or expenses, we may be subject to significant market risk.
ITEM 4. CONTROLS AND PROCEDURES
      Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation by our management, our CEO and CFO concluded that, as of June 30, 2008, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
      Changes in Internal Control
     Based on an evaluation by management, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Our existing and potential stockholders should consider carefully the risks described below and the other information in this Quarterly Report, including under the heading “Forward-Looking Statements and Risk Factors”, our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. We may be unable, for many reasons, including those that are beyond our control, to implement our current business strategy. The following risks may result in material harm to our business, our financial condition and our results of operations. In that event, the market price of our common stock could decline.
Risks Related to Our Business and Strategy
     If we fail to obtain the additional capital necessary to fund our operations, we will be unable either to successfully develop and commercialize our product candidates or to finance the discovery and development of our next generation of product candidates.
     We will require substantial future capital in order to complete the development and commercialization of our clinical-stage product candidates, Trizytek, ALTU-238 and ALTU-237 and to conduct the research and development and clinical and regulatory activities necessary to bring our early stage research products and product candidates into clinical development. Our future capital requirements will depend on many factors, including:
•	the progress and results of our Phase III clinical efficacy trial and long-term safety studies for Trizytek and any other non-clinical or clinical studies we may initiate based on the results of these studies or discussions with regulatory authorities;

•	the results and costs of future clinical trials for ALTU-238 that we may initiate;

•	any further non-clinical or clinical studies we may initiate based on the results of our Phase I clinical trial for ALTU-237 or discussions with regulatory authorities;

•	the timing, progress and results of ongoing manufacturing development work for Trizytek, ALTU-238 and ALTU-237;

•	the results of our preclinical studies and testing for our early stage research products and product candidates, and any decisions to initiate clinical trials;

•	the costs, timing and outcome of regulatory review of our product candidates in clinical development, and any of our preclinical product candidates that progress to clinical trials;

•	the cost of obtaining clinical and commercial supplies of active pharmaceutical ingredients, or APIs and finished drug product in sufficient quantities for clinical development and any commercial launch;

•	the costs of establishing commercial operations, including sales, marketing and medical affairs functions, should any of our product candidates approach marketing approval and/or be approved, and of establishing commercial manufacturing and distribution arrangements;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents, seeking freedom to operate under any third party intellectual property rights, and defending intellectual property-related claims;

•	our ability to establish and maintain collaborative or financing arrangements and obtain milestone, royalty and other payments from collaborators or third parties; and

•	the extent to which we acquire or invest in new businesses, products or technologies.
     Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, or we decide it is necessary to preserve existing resources, we may find it necessary or appropriate to:
•	stage, terminate or delay preclinical studies, clinical trials or other development activities for one or more of our product candidates; or

•	delay our establishment of sales, marketing, medical affairs and commercial operations capabilities or other activities that may be necessary to commercialize our product candidates.
     Based on our operating plans, we estimate that our net cash used in operating activities will be between $85 million and $95 million in 2008. We currently expect that our existing capital resources will be sufficient to maintain our current and planned operations into mid-2009. However, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need additional funds sooner than that and may seek such funds prior to that time. In particular, we are funding all costs related to the development of ALTU-238 and cannot defer or avoid such expenses unless we delay or curtail the ALTU-238 program or we enter into a new collaboration agreement or secure alternative funding to support the development of this product candidate. The failure to obtain additional financing or enter into a new collaboration could lead to a delay in the planned clinical trials for ALTU-238.
     We do not expect our available funds to be sufficient to fund the completion of the development and commercialization of any of our product candidates, and we expect that we will need to raise additional funds prior to being able to market any products. Additional funding may not be available to us on favorable terms, or at all.

     We are obligated under our agreement with CFFTI and under the terms of our redeemable preferred stock held by Vertex Pharmaceuticals Incorporated to make significant payments upon the occurrence of specified events. We may not have sufficient resources to make these payments when they become due.
     If we receive FDA approval for Trizytek or related products, we must pay our collaborator, CFFTI, an amount equal to CFFTI’s aggregate funding to us plus interest, up to a maximum of $40.0 million, less the fair market value of the shares of common stock underlying the warrants we issued to CFFTI. This amount, together with accrued interest, would be due in four annual installments, commencing 30 days after the approval date. We would also be required to pay an additional $1.5 million to CFFTI within 30 days after any such approval date. These initial payments to CFFTI, if we receive FDA approval of Trizytek, will be due before we receive revenue from any commercial sales of the product, which could require us to raise additional funds or make it difficult for us to make the payments in a timely manner. In addition, if Vertex Pharmaceuticals Incorporated, or Vertex, the holder of our redeemable preferred stock, elects to redeem those shares on or after December 31, 2010, we will be required to pay an aggregate of $7.2 million plus dividends accrued after that date. We may require additional funding to make any such payment. Funds for these purposes may not be available to us on favorable terms, or at all.
     We have a history of net losses, which we expect to continue for at least several years and, as a result, we are unable to predict the extent of any future losses or when, if ever, we will achieve, or be able to maintain, profitability.
     We have incurred significant losses since 1999, when we were reorganized as a company independent from Vertex. At June 30, 2008, our accumulated deficit was $288.8 million, and we expect to continue to incur losses for at least the next several years. We have only been able to generate limited amounts of revenue from license and milestone payments under collaboration agreements, and payments for funded research and development, as well as revenue from products we no longer sell. We expect that our annual operating losses will continue to increase over the next several years as we expand our research, development and commercialization efforts.
     We must generate significant revenue to achieve and maintain profitability. All of our product candidates are still in development. Even if we succeed in developing and commercializing one or more of our product candidates, we may not be able to generate sufficient revenue to achieve or maintain profitability. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.
     Raising additional capital by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.
     We may seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, or collaboration and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stock ownership interests will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. In addition, many of the warrants that we have issued contain anti-dilution provisions that result in the issuance of additional shares of common stock upon exercise, and thus further dilution, to the extent we issue or are deemed to issue equity at a per share price less than the exercise price of the warrants. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable development and commercialization rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.
     Our competitors may develop products that are less expensive, safer or more effective, which may diminish or prevent the commercial success of any product candidate that we bring to market.
     Competition in the pharmaceutical and biotechnology industries is intense. We face competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies engaged in drug discovery activities, both in the United States and abroad. Some of these competitors have greater financial resources than us, greater experience in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing than we do, and have products or are pursuing the development of product candidates that target the same diseases and conditions that are the focus of our drug development programs, including those set forth below.
•	Trizytek. If approved, Trizytek, the product candidate we are developing for the treatment of malabsorption due to exocrine pancreatic insufficiency, will compete with currently marketed porcine-derived pancreatic enzyme replacement therapies from companies such as Axcan Pharma, Johnson & Johnson, and Solvay Pharmaceuticals, as well as from generic drug manufacturers such as KV Pharmaceutical and IMPAX Laboratories. In addition, we understand that Axcan Pharma, Biovitrum, Eurand, Johnson & Johnson, Meristem Therapeutics, and Solvay Pharmaceuticals have product candidates in development, some more advanced than Trizytek that could compete with Trizytek. For example, Axcan Pharma and Eurand completed their initial NDA submissions for their porcine-derived pancrealipase product candidates. Some of these companies have received an approvable letter from the FDA. Existing products to treat exocrine pancreatic insufficiency have been marketed in the United States since before the passage of the Food, Drug and Cosmetic Act in 1938 and are currently marketed without FDA-approved NDAs. In 1995, the FDA issued a final rule requiring that these pancreatic enzyme products be marketed by prescription only, and in April 2004, the FDA issued a notice that manufacturers of these products will be subject to regulatory action if they do not obtain approved NDAs for their products by April 28, 2008. If any of the existing porcine products is successful in satisfying the requirements of the FDA notice and obtains market approval, such product or products may share some of the competitive advantages that Trizytek may offer over the existing products and could generate significant sales and competition. On October 26, 2007, the FDA provided additional notice to manufacturers of pancreatic enzyme products announcing that it has extended the required approval date for unapproved pancreatic enzyme products to April 28, 2010 as long as the manufacturers have investigational new drug applications, or INDs, on active status on or before April 28, 2008 and have submitted NDAs on or before April 28, 2009. Despite the FDA’s announced position, the agency may elect not to pursue regulatory action against these companies if they failed to meet the 2008 deadline because there are currently no other products on the market for the treatment of exocrine pancreatic insufficiency. The level of competition that Trizytek, if approved, will face from these products in the United States will depend on whether the manufacturers of these products obtain approved NDAs by the deadline set by the FDA and, if they are unable to do so, whether the FDA takes regulatory action against these manufacturers and the nature of any such action. The nature of the competition that Trizytek, if approved, faces from existing pancreatic enzyme products could affect the market acceptance of Trizytek or require us to lower the price of Trizytek, which would negatively impact our margins and our ability to achieve profitability.
•	ALTU-238. If approved, ALTU-238, the product candidate we are developing as a once-weekly treatment for human growth hormone, or hGH, deficiency and related disorders, will compete with existing approved hGH therapies from companies such as BioPartners, Eli Lilly, Genentech, Merck Serono, Novo Nordisk, Pfizer, Sandoz, and Teva Pharmaceutical Industries. In addition, we understand that ALTU-238 may compete with product candidates in clinical development from some of these companies and others, including LG Life Sciences, which is developing a long-acting hGH therapy based on an encapsulated microparticle technology.

•	ALTU-237. If approved, ALTU-237, the product candidate we are developing for the treatment of hyperoxalurias, may compete with product candidates in development at companies such as Amsterdam Molecular Therapeutics, Medix, NephroGenex, and OxThera.
     We may not be successful in maintaining our existing collaboration or in establishing and maintaining additional collaborations on acceptable terms, which could adversely affect our ability to develop and commercialize our products.
     An element of our business strategy is to establish collaborative arrangements with third parties, particularly with regard to development, regulatory approval, sales, marketing and distribution of our products outside of North America. We currently have one collaboration with CFFTI for Trizytek. We may collaborate with other companies to accelerate the development of some of our early-stage product candidates, to co-commercialize our product candidates in North America in instances where we believe that a larger sales and marketing presence will expand the market or accelerate penetration, or to advance other business objectives. The process of establishing new collaborative relationships is difficult, time-consuming and involves significant uncertainty. We face, and will continue to face, significant competition in seeking appropriate collaborators. Moreover, if we do establish collaborative relationships, our collaborators may fail to fulfill their responsibilities or seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, a change in business strategy, a change of control or other reasons. In the event of a termination, we may incur termination payments or other expenses in connection with any reacquisition of rights. If we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of funding.
     For example, under our collaboration agreement with CFFTI, we have received significant funding for the development of Trizytek. We are also eligible to receive an additional payment if we achieve a specified milestone under the agreement. Additionally, the collaboration provides us with access to the Cystic Fibrosis Foundation’s network of medical providers, patients, researchers and others involved in the care and treatment of cystic fibrosis patients. Our agreement with CFFTI provides for an exclusive license from us to CFFTI, and an exclusive sublicense back with a right to further sublicense, of intellectual property rights covering the development and commercialization of Trizytek in North America. The agreement with CFFTI requires us to use commercially reasonable efforts to develop and commercialize Trizytek in North America for the treatment of malabsorption due to exocrine pancreatic insufficiency in patients with cystic fibrosis and other indications. We are also required to meet specified milestones under the agreement by agreed upon dates. If we are unable to satisfy our obligations under the agreement, we may lose further funding under the agreement and lose our exclusive sublicense to Trizytek in North America, which will materially harm our business.

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
     Risks Related to Development of Our Product Candidates
     If we, or if we enter into future collaborative agreements, our collaborators, are unable to commercialize our lead product candidates, or experience significant delays in doing so, our business will be materially harmed.
     We have invested a significant portion of our time and financial resources to date in the development of oral and injectable crystallized protein therapies, including Trizytek, ALTU-238 and ALTU-237, for the treatment of gastrointestinal and metabolic disorders. Our ability and the ability of a collaborative partner to develop and commercialize our product candidates successfully, and therefore our ability to generate revenues, will depend on numerous factors, including:
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
     Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA, and even fewer are approved for commercialization. We will only receive regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA or the applicable foreign regulatory authority, in well-designed and controlled clinical trials, that the product candidate is safe and effective and otherwise meets the appropriate standards required for approval for a particular indication. Clinical trials are lengthy, complex and extremely expensive programs with uncertain results. A failure of one or more of our clinical trials may occur at any stage of testing. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA.
     We have not yet completed a full Phase III program for any of our product candidates in clinical development, and we have not advanced, and may never advance, our product candidates that are currently in preclinical testing into clinical trials. We have completed a Phase III efficacy trial for the capsule form of Trizytek. In order for Trizytek to be approved by the FDA, we will be required to demonstrate in the Phase III efficacy trial, to a statistically significant degree, that Trizytek improves absorption of fat in patients suffering from malabsorption as a result of exocrine pancreatic insufficiency. We will also be required to demonstrate the safety of Trizytek in a long-term study, and two Phase III studies of Trizytek to evaluate its long-term safety are ongoing. However, we may not be successful in meeting the primary or secondary endpoints for the Phase III efficacy trial or the goal of the long-term safety studies. Even if these trials are successful, we may still be required or may determine it is desirable to perform additional studies for approval or in order to achieve a broad indication for the labeling of the drug.
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
     We expect to initiate a Phase Ic study in the third quarter of 2008. This trial is designed to confirm that the ALTU-238 material produced at the current manufacturing scale at Althea performs similarly to material used in previous Phase I and Phase II trials that was produced at a smaller scale. We believe that our current scale of manufacturing is sufficient to support the planned Phase III program for ALTU-238 in both adult and pediatric growth hormone deficient patients. Prior to initiating the Phase III trials, we expect to conduct a Phase II pediatric trial which will assess the change in six month annualized height velocity in growth hormone-deficient children, and will be used to finalize the Phase III study design.
     In April 2008, we completed our first Phase I human clinical trial of ALTU-237 in healthy human subjects, in which all doses were well tolerated. Its clinical activity, long term safety and efficacy, however, have yet to be determined.
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
     Our clinical trials and those of our collaborators may not begin as planned, may need to be redesigned, and may not be completed on schedule, if at all. For example, in December 2007, we announced that Genentech and we had terminated our ALTU-238 collaboration agreement. This may preclude our ability to enter into Phase III clinical trials unless we are able to procure additional funds to finance the costs of such trials. Delays in our clinical trials may result in increased development costs for our product candidates, which could cause our stock price to decline and could limit our ability to obtain additional financing. In addition, if one or more of our clinical trials are delayed, our competitors may be able to bring products to market before we do, and the commercial advantage, profitability or viability of our product candidates, including our clinical-stage product candidates, could be significantly reduced.
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
     The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials, depending upon numerous factors, including the complexity of the product candidate and the disease to be treated. Our product candidates may fail to receive regulatory approval for many reasons, including:
•	a failure to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for a particular indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or other regulatory authorities for approval;

•	an inability to demonstrate that a product candidate’s benefits outweigh its risks;

•	an inability to demonstrate that the product candidate presents an advantage over existing therapies;

•	the FDA’s or comparable foreign regulatory authorities’ disagreement with the manner in which our collaborators or we interpret the data from preclinical studies or clinical trials;

•	the FDA’s or comparable foreign regulatory authorities’ failure to approve the manufacturing processes or facilities of third-party contract manufacturers of clinical and commercial supplies. For example, while the manufacturer of the APIs for Trizytek, Lonza, has significant experience with the production of cGMP compounds regulated by the FDA, the facility used by Lonza for this activity has not previously been inspected by the FDA or other regulatory authorities and consequently there is an added risk of a delay or non-approval of the facility for Trizytek; and

•	a change in the approval policies or regulations of, or the specific advice provided to us by, the FDA or comparable foreign regulatory authorities or a change in the laws governing the approval process.
     The FDA or comparable foreign regulatory authorities might decide that the data are insufficient for approval and require additional clinical trials or other studies. Furthermore, even if we do receive regulatory approval to market a commercial product, any such approval may be subject to limitations on the indicated uses for which our collaborative partner or we may market the product or may be subject to post-approval commitments to conduct Phase 4 studies, patient monitoring or other risk management measures that could require significant financial resources. It is possible that none of our existing or future product candidates will ever obtain the appropriate regulatory approvals necessary for us or our collaborators to begin selling them.

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
     If we are slow to adapt, or are unable to adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, we may lose marketing approval for our products when and if any of them are approved, resulting in decreased revenue from milestones, product sales or royalties. Moreover, even when a manufacturer has fully complied with applicable regulatory standards, products manufactured and distributed may ultimately fail to comply with applicable specifications, leading to product withdrawals or recalls.
     Regulatory compliance issues could materially affect our operations.
     Medical affairs activities, market development activities, and relations with health care professionals are subject to extensive regulation. Such regulation takes the form of explicit governmental regulation and guidance, as well as practices established by healthcare and industry codes of conduct. In addition, both federal and state governmental authorities actively seek to enforce such regulations and can assert both civil and criminal theories of enforcement not specifically prescribed by published regulations or standards, which accordingly affords little objective guidance for industry compliance. In the event such activities are asserted to induce the submission of claims for reimbursement by federal or state health care programs, such enforcement can include actions initially commenced by “whistleblowers” under the Federal False Claims Act which provides incentives to whistleblowers based upon penalties successfully imposed as a result of the investigation or related legal proceedings or settlements. We cannot be sure that the resolution of any claims, as well as the resolution of shareholder or consumer litigation which may be associated with any such claims or their resolution, will not entail material fines, penalties or settlement payments.
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
     In the event of an accident, state or federal authorities may curtail our use of these materials and interrupt our business operations. In addition, we could be liable for any resulting civil damages which may exceed our financial resources and may seriously harm our business. While we believe that the amount of insurance we currently carry, providing coverage of $1.0 million, should be sufficient for typical risks regarding our handling of these materials, it may not be sufficient to cover pollution conditions or other extraordinary or unanticipated events. Furthermore, an accident could damage, or force us to shut down, our operations. In addition, if we develop manufacturing capability, we may incur substantial costs to comply with environmental regulations and would be subject to the risk of accidental contamination or injury from the use of hazardous materials in our manufacturing process.
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
     We relied on two contract manufacturers to provide us with Trizytek for our Phase III clinical trials. Amano Enzyme Inc., or Amano, located in Nagoya, Japan, is the sole supplier of the enzymes that comprise the APIs for Trizytek. Patheon Inc., or Patheon, located in Ontario, Canada, is the sole manufacturer for combining the APIs to manufacture the Trizytek finished drug product. Amano and Patheon supplied us with materials only for our clinical trials and our toxicology studies. In addition, Amano’s manufacturing facility that produces the APIs for Trizytek has not been inspected or approved by the FDA, EMEA or the Japanese Ministry of Health, Labour and Welfare. Pursuant to our agreement with Amano, it has notified us that it will not be the primary manufacturer of the APIs for the initial commercial supply of Trizytek, but it may elect to supply some of the APIs for Trizytek in the future. Any dispute over the terms of, or decisions regarding, our collaboration with Amano or other adverse developments in our relationship with Amano would materially harm our business and might accelerate our need for additional capital.
     We entered into an agreement with Lonza in November 2006 for the commercial scale-up and supply of Trizytek. We are in the process of working with Lonza to transfer from Amano and us the technology required to manufacture the APIs for Trizytek. Switching manufacturers requires the cooperation of Amano, training of personnel, sourcing and quality assurance of key raw materials, and validation of Lonza’s processes. Lonza’s facility has not been inspected or approved by the FDA, the EMEA or other relevant regulatory authorities. Changes in manufacturing processes or procedures, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval from the FDA and satisfaction of comparable foreign requirements. This review may be costly and time-consuming and, if we obtain the required marketing approvals, could delay or prevent the launch of a product. In addition, because Trizytek contains three APIs, the transfer, testing, validation and inspection requirements are more complex and time-consuming. If for these or other reasons we are unable to successfully transition the manufacture of the APIs for Trizytek from Amano and ourselves to Lonza, our commercialization of Trizytek could be delayed, prevented or impaired and the costs related to Trizytek may increase. In addition, if Amano elects to become a commercial supplier of Trizytek, we will have the added difficulty of managing two suppliers of the same materials.
     With respect to ALTU-238, we have purchased the hGH, the API in ALTU-238, for our prior clinical trials from Sandoz GmbH, or Sandoz. In February 2008, we purchased additional hGH from Sandoz for both our planned Phase Ic and Phase II pediatric trials. We expect to initiate the Phase Ic study in the third quarter of 2008. This trial is designed to confirm that the ALTU-238 material produced at the current manufacturing scale at Althea performs similarly to material used in previous Phase I and Phase II trials that was produced at a smaller scale. We believe that our current scale of manufacturing is sufficient to support the planned Phase III program for ALTU-238 in both adult and pediatric growth hormone deficient patients. Prior to initiating the Phase III trials, we expect to conduct a Phase II pediatric trial which will assess the change in six month annualized height velocity in growth hormone-deficient children, and will be used to finalize the Phase III study design. Sandoz and we recently entered into a long term supply agreement, which has an initial term expiring in 2012, with an optional two year extension period. Because we do not have another long term supplier of hGH in place, any disruption in Sandoz’ ability to supply us with hGH as needed would adversely affect the ALTU 238 program.

     We have an agreement with Althea for Althea to use the hGH supplied to it to produce the clinical supplies for our planned clinical trials of ALTU-238. Any delay in the production, testing and release of ALTU-238 could delay our planned clinical trials and result in additional unforeseen expenses.
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
     Our contract manufacturers may encounter difficulties or unforeseen expenses in connection with the commercial scale-up of manufacturing activities for our product candidates.
     We do not have any agreements in place to manufacture our product candidates, other than the APIs for Trizytek and ALTU-238, on a commercial scale. In order to commercialize these product candidates, our existing suppliers will need to scale up their manufacturing of our product candidates and/or transfer the technology to a commercial supplier. We may be required to fund capital improvements to support scale-up of manufacturing and related activities. Our existing manufacturers may not be able to increase their manufacturing capacity successfully for any of our product candidates for which we obtain marketing approval in a timely or economic manner, or at all. We may need to engage other manufacturers to provide commercial supplies of our product candidates. It may be difficult for us to enter into commercial supply arrangements on a timely basis or on acceptable terms, which could delay or prevent our ability to commercialize our product candidates. If our existing manufacturers are unable or unwilling to increase their manufacturing capacity or we are unable to establish alternative arrangements, the development and commercialization of our product candidates may be delayed or there may be a shortage in supply.
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
     Any future licensing and collaboration agreements that we may enter into with respect to our product development candidates may reduce or eliminate the control we have over the development and commercialization of our product candidates. Our future collaborators may decide to terminate a development program under circumstances where we might have continued such a program, or may be unable or unwilling to pursue ongoing development and commercialization activities as quickly as we would prefer. A collaborator may follow a different strategy for product development and commercialization that could delay or alter development and commercial timelines and likelihood of success. A collaborator may also be unwilling or unable to fulfill its obligations to us, including its development and commercialization responsibilities. Any future collaborators will likely have significant discretion in determining the efforts and level of resources that they dedicate to the development and commercialization of our product candidates. In addition, although we seek to structure our agreements with potential collaborators to prevent the collaborator from developing and commercializing a competitive product, we are not always able to negotiate such terms and the possibility exists that our collaborators may develop and commercialize, either alone, or with others or through an in-license or acquisition, products that are similar to or competitive with the products that are the subject of the collaboration with us. If any collaborator terminates its collaboration with us or fails to perform or satisfy its obligations to us, the development, regulatory approval or commercialization of our product candidate would be delayed or may not occur and our business and prospects could be materially and adversely affected. Likewise, if we fail to fulfill our obligations under a collaboration and license agreement, our collaborator may be entitled to damages, to terminate the agreement, or terminate or reduce its financial payment obligations to us under our collaborative agreement.
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
     Even if we or a future collaborator receives regulatory approval for our product candidates, these product candidates may not gain market acceptance among physicians, healthcare payors, government pricing agencies, patients or the medical community. Physicians may elect not to recommend or patients may elect not to use these products for a variety of reasons, including:
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
     Our success depends, in part, on our ability to obtain, maintain and enforce our intellectual property rights both domestically and abroad. The patent position of biotechnology companies is generally highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The validity, enforceability and commercial value of our rights, therefore, are highly uncertain.
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
     Our ability to commercialize our product candidates depends on our ability to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. Third parties may allege our product candidates infringe their intellectual property rights. Numerous United States and foreign patents and pending patent applications that are owned by third parties exist in fields that relate to our product candidates and our underlying technology, including patents and patent applications claiming compositions of matter of, methods of manufacturing, and methods of treatment using, specific proteins, combinations of proteins, and protein crystals. For example, we are aware of some issued United States and/or foreign patents that may be relevant to the development and commercialization of our product candidates. However, we believe that, if these patents were asserted against us, it is likely that we would not be found to infringe any valid claim of the patents relevant to our development and commercialization of these products. If any of these patents were asserted against us and determined to be valid and construed to cover any of our product candidates, including, without limitation, Trizytek, ALTU-238 and ALTU-237, our development and commercialization of these products could be materially adversely affected.
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
     We are a small company with 167 employees as of June 30, 2008. Our success depends on our ability to attract, retain and motivate highly qualified management, development and scientific personnel. In particular, we are highly dependant on our new President and Chief Executive Officer, Dr. Georges Gemayel, and the other principal members of our executive, development and scientific teams.
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
     Investors should consider an investment in our common stock as risky and subject to significant loss and wide fluctuations in market value. Our common stock has only been publicly traded since January 26, 2006, and accordingly there is a limited history on which to gauge the volatility of our stock price. Our stock price has, however, been volatile since we began to be publicly traded. For example, our stock price declined approximately 50% following our announcement that our collaboration with Genentech had been terminated in December 2007. The stock market as a whole has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks may not relate to the operating performance of the companies represented by the stock. Some of the factors that may cause the market price of our common stock, which has been between $3.65 and $19.79 per share from January 1, 2007 until August 1, 2008, to continue to fluctuate include:
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
     Our directors and executive officers, together with their affiliates and related persons as of August 1, 2008, beneficially owned, in the aggregate, approximately 27% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:
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
     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 31,129,229 shares of common stock outstanding as of August 1, 2008. Holders of up to approximately 10.2 million shares of our common stock, assuming the exercise of warrants to purchase shares of our common stock, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock issuable under our equity compensation plans and they can now be freely sold in the public market upon issuance. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause our stockholders to lose part or all of their investments in our shares of common stock.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our Annual Meeting of Stockholders on June 12, 2008, and the following matters were voted on at that meeting.
     1. The election of Manuel A. Navia, John P. Richard and Michael S. Wyzga as Class III Directors, to serve until the 2011 Annual Meeting of Stockholders and until their respective successors are elected and qualified. The following chart shows the number of votes cast for or against the nominees for director, as well as the number of voted withheld:

DIRECTOR	FOR	WITHHELD

Manuel A. Navia	21,815,701	56,505
John P. Richard	21,818,273	53,933
Michael S. Wyzga	21,812,949	59,257
     2. The proposal to ratify the appointment of Ernst & Young LLP, independent registered public accounting firm, to audit our financial statements for the year ending December 31, 2008. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions.

FOR	AGAINST	ABSTAIN

21,760,687	70,682	40,837
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     See the Exhibit Index for a list of the exhibits filed as a part of this Quarterly Report, which Exhibit Index is incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2008.

ALTUS PHARMACEUTICALS INC.
By	/s/ Jonathan I. Lieber
Jonathan I. Lieber
Senior Vice President, Chief Financial Officer and Treasurer (duly authorized officer)

Exhibit Index

Exhibit
Number	Description of Exhibit

10.1	Supply Agreement between Sandoz GmbH and Altus Pharmaceuticals Inc., dated as of July 1, 2008.++

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

++	Confidential treatment has been requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.