Form 10-Q
period 2008-09-30
Altus Pharmaceuticals Inc.
filed 2008-11-04
CIK 1340744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission File No. 000-51711
ALTUS PHARMACEUTICALS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3573277
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

333 Wyman Street, Waltham, Massachusetts	02451
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (781) 373-6000
640 Memorial Drive, Cambridge, Massachusetts 02139
(Former name, former address and former fiscal year, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of October 31, 2008 was 31,131,056.

     Part I
     Item 1. Financial Statements
ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$41,189	$113,607
Marketable securities available-for-sale	29,105	24,725
Accounts receivable	—	3,454
Prepaid expenses and other current assets	5,256	2,001

Total current assets	75,550	143,787

PROPERTY AND EQUIPMENT, net	8,707	5,991

OTHER ASSETS, net	4,161	4,332

TOTAL ASSETS	$88,418	$154,110

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,818	$13,166
Current portion of Dr. Falk Pharma GmbH obligation	2,311	2,200
Current portion of long-term debt	1,710	2,137
Current portion of deferred rent and lease incentive obligation	274	26
Deferred revenue	—	2,087

Total current liabilities	16,113	19,616

Dr. Falk Pharma GmbH obligation, net of current portion	4,050	6,664
Long-term debt, net of current portion	1,738	738
Deferred rent and lease incentive obligation, net of current portion	5,429	—
Other long-term liabilities	1,069	900

TOTAL LIABILITIES	28,399	27,918

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
Redeemable Preferred Stock, par value $0.01 per share; 450,000 shares authorized, issued and outstanding at September 30, 2008 and December 31, 2007 at accreted redemption value	6,675	6,506

STOCKHOLDERS’ EQUITY:
Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 31,131,056 shares issued and outstanding at September 30, 2008; 30,791,035 shares issued and outstanding at December 31, 2007	311	308
Additional paid-in capital	364,063	358,134
Accumulated deficit	(310,936)	(239,046)
Accumulated other comprehensive income (loss)	(94)	290

Total stockholders’ equity	53,344	119,686

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$88,418	$154,110

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
CONTRACT REVENUE, NET	$—	$(619)	$2,622	$1,716

COSTS AND EXPENSES:
Research and development	18,694	18,659	61,228	49,458
General, sales and administrative	4,313	4,441	14,789	13,157
Reacquisition of European marketing rights from Dr. Falk Pharma GmbH	—	—	—	11,493

Total costs and expenses	23,007	23,100	76,017	74,108

LOSS FROM OPERATIONS	(23,007)	(23,719)	(73,395)	(72,392)

OTHER INCOME (EXPENSE):
Interest income	513	2,137	2,662	5,083
Interest expense	(312)	(358)	(1,041)	(811)
Foreign currency exchange gain (loss)	675	(555)	(116)	(578)

Other income (expense) —net	876	1,224	1,505	3,694

NET LOSS	(22,131)	(22,495)	(71,890)	(68,698)

PREFERRED STOCK DIVIDENDS	(56)	(56)	(169)	(169)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(22,187)	$(22,551)	$(72,059)	$(68,867)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE — BASIC AND DILUTED	$(0.71)	$(0.73)	$(2.33)	$(2.49)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	31,043	30,683	30,904	27,690

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,890)	$(68,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Reacquisition of European marketing rights from Dr. Falk Pharma GmbH	—	11,493
Depreciation and amortization	2,430	2,528
Stock-based compensation expense related to the issuance of stock options	4,768	5,275
Noncash interest expense	751	508
Foreign currency exchange loss	116	578
Changes in assets and liabilities:
Accounts receivable	3,454	—
Prepaid expenses and other current assets	(3,255)	995
Other assets	25	63
Accounts payable, accrued expenses, deferred rent and lease incentive obligation and other long-term liabilities	4,780	3,744
Payments received as deferred revenue	—	15,756
Deferred revenue recognized	(2,087)	(1,845)

Net cash used in operating activities	(60,908)	(29,603)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(32,055)	(41,881)
Maturities of marketable securities	27,291	38,612
Purchases of property and equipment	(5,516)	(2,023)

Net cash used in investing activities	(10,280)	(5,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from public offering of common stock	—	89,945
Proceeds from equity investment	—	15,000
Proceeds from exercise of stock options and warrants	1,333	1,214
Payment of Dr. Falk Pharma GmbH obligation	(3,136)	(6,735)
Proceeds from issuance of long-term debt	2,476	—
Repayment of long-term debt	(1,903)	(1,589)

Net cash provided by (used in) financing activities	(1,230)	97,835

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(72,418)	62,940

CASH AND CASH EQUIVALENTS—Beginning of period	113,607	61,470

CASH AND CASH EQUIVALENTS—End of period	$41,189	$124,410

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$283	$303

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

As of September 30, 2008, we had $70,294 of cash, cash equivalents and short-term marketable securities and an accumulated deficit of $310,936. We have experienced negative cash flows from operations and expect to incur net losses into the foreseeable future. We believe we have sufficient cash to meet our funding requirements into mid-2009. This projection is based on our current cost structure and expectations regarding expenses and potential cash inflows. We will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as we become profitable. There can be no assurance as to the availability of additional financing or the terms upon which additional financing may be available in the future if, and when, it is needed. If adequate funds are not available on acceptable terms, when we need them, our ability to fund operations, take advantage of unanticipated opportunities or otherwise respond to competitive pressures would be significantly limited and we would be required to curtail operations.

These unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the audited financial statements for the year ended December 31, 2007, which are included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC.

2.	REVENUE RECOGNITION

Contract revenue consists of revenue from collaborative license and development agreements for the development and commercialization of our product candidates. We follow the provisions of SEC Staff Accounting Bulletin, or SAB, No. 104 (SAB 104) Revenue Recognition, Emerging Issues Task Force, or EITF, Issue No. 00-21 (EITF 00-21) Accounting for Revenue Arrangements with Multiple Deliverables, and EITF Issue No. 99-19 (EITF 99-19) Reporting Revenue Gross as a Principal Versus Net as an Agent.

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

Reimbursement of research and development costs is classified as revenue when the provisions of EITF 99-19 are met, and recognized as revenue pursuant to SAB 104 provided the amounts are fixed or determinable and collection of the related receivable is reasonably assured.

Deferred revenue consists of payments received in advance of revenue recognized under collaborative agreements.

3.	COMPREHENSIVE LOSS

Comprehensive loss was as follows for the three and nine months ended September 30:

	Three Months		Nine Months
	2008	2007	2008	2007
Net loss	$(22,131)	$(22,495)	$(71,890)	$(68,698)
Unrealized gain (loss) on available-for-sale marketable securities	(48)	(21)	(384)	110

Comprehensive loss	$(22,179)	$(22,516)	$(72,274)	$(68,588)

4.	NET LOSS PER SHARE

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

Outstanding dilutive securities not included in the calculation of diluted net loss attributable to common stockholders per share were as follows for the three and nine months ended September 30:

(In thousands)	2008	2007
Options to purchase common stock	4,319	3,918
Warrants to purchase common stock	3,307	3,593

Total	7,626	7,511

5.	STOCK-BASED COMPENSATION

The following table represents stock-based compensation expense included in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30:

	Three Months		Nine Months
	2008	2007	2008	2007
Research and development	$297	$468	$1,657	$2,531
General, sales and administrative	936	896	3,111	2,744

Total	$1,233	$1,364	$4,768	$5,275

The fair value of the stock options granted was estimated on the date of grant using all relevant information, including application of the Black-Scholes option-pricing model. When applying the Black-Scholes option-pricing model to compute stock-based compensation, we assumed the following for the three and nine months ended September 30:

	Three Months		Nine Months
	2008	2007	2008	2007
Risk-free interest rate	3.3% to 3.5%	4.3% to 4.9%	2.8% to 3.6%	4.3% to 5.0%
Expected average option life	6.25 years	6.25 years	5.75 to 6.25 years	6.25 years
Dividends	None	None	None	None
Volatility	78%	75%	68% to 78%	75%
The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is consistent with the expected life of the option. The expected average option life assumption is based upon the simplified or “plain-vanilla” method, provided under SAB 107 (SAB 107), Share-Based Payments, which averages the contractual term of our options (10 years) with the vesting term (4 years) taking into consideration multiple vesting tranches. Expected volatility is based on historical volatility data of our common stock and historical volatility of comparable companies over the expected option term.

We operate the 2002 Employee, Director, and Consultant Stock Option Plan, or the 2002 Plan, which replaced the 1993 Stock Option Plan, or the 1993 Plan, on February 7, 2002. Options and awards granted prior to January 25, 2006 are generally exercisable immediately, but the shares purchased are subject to restriction on transfer until vested. At September 30, 2008, we had no such restricted shares outstanding. Options generally vest over a four year period. In April 2008, we granted 282,700 performance based options to certain employees of the Company under the 2002 Plan. These options vest upon successful completion of specific milestones and are being accounted for under the provisions of Statement of Financial Accounting Standard, or SFAS, No. 123(R), Share-Based Payments. Under the 1993 and 2002 Plans, the total number of shares issuable upon exercise of outstanding stock options or available for future grant to employees, directors and consultants at September 30, 2008 was 5,559,779 shares.

In connection with Dr. Georges Gemayel joining Altus as Chief Executive Officer, or CEO, he was granted stock options to purchase up to 900,000 shares of common stock at an exercise price per share equal to the closing price on June 2, 2008, the first day of Dr. Gemayel’s employment. The options vest over four years. The total grant was comprised of options to purchase 560,000 shares under the 2002 Plan and an inducement grant of a non-qualified option to purchase 340,000 shares. The 2002 Plan limits the issuance of stock options to any one individual to a maximum of 560,000 options during a fiscal year. In order to grant a total of 900,000 options to Dr. Gemayel, we granted the additional 340,000 options as one-time inducement grant allowed under NASDAQ Marketplace

Rule 4350(i)(1)(A)(iv), which was granted on substantially identical terms and conditions as those contained in the 2002 Plan.

A summary of the stock option activity under the 1993 Plan, 2002 Plan and the aforementioned inducement grant for the nine months ended September 30, 2008 is as follows:

		Weighted	Weighed
		Average	Average Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Balance—December 31, 2007 (1,882,376 options vested)	3,754,788	$10.69
Granted	1,953,643	4.79
Exercised	(340,021)	3.92
Canceled	(1,049,539)	10.01

Options outstanding—September 30, 2008	4,318,871	$8.72	7.8	$—

Options exercisable—September 30, 2008	1,936,823	$9.97	6.9	$—

Options vested and expected to vest—September 30, 2008	4,033,715	$8.74	7.7	$—

The aggregate intrinsic value in the table above represents the difference between our closing common stock price on the last trading day of the nine months ended September 30, 2008 and the exercise price of the options, multiplied by the number of in-the-money options had all option holders exercised their options on September 30, 2008. As of September 30, 2008, all options outstanding had exercise prices greater than the closing common stock price, which was $1.10. Consequently, there were no options that had intrinsic value at September 30, 2008. As of September 30, 2008, there was $15,518 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.8 years.

The weighted average fair value of options granted during the nine months ended September 30, 2008 and 2007 was $3.14 and $9.81, respectively.

6.	FAIR VALUE MEASUREMENT

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

Level Input:	Input Definition:

Level I	Observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level II	Other inputs which are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs.

Level III	Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities.
The following table summarizes fair value measurements by level at September 30, 2008 for assets measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$34,689	$6,500	$—	$41,189
Marketable securities available for sale	—	29,105	—	29,105

Total assets at fair value	$34,689	$35,605	$—	$70,294

Our assets classified as Level II assets above are valued using third-party pricing sources. These third party pricing sources generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing our Level II assets.

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2008	2007
Accounts payable	$1,509	$2,984
Accrued compensation	3,035	2,504
Accrued research and development	4,917	6,084
Other accrued expenses	2,357	1,594

Total	$11,818	$13,166

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are a biopharmaceutical company focused on the development and commercialization of oral and injectable protein therapeutics for gastrointestinal and metabolic disorders, with three product candidates in clinical development. We are using our proprietary protein crystallization technology to develop protein therapies that we believe will have significant advantages over existing products and will address unmet medical needs. Our product candidates are designed to either increase the amount of a protein that is in short supply in the body or degrade and remove toxic metabolites from the blood stream. Our three lead product candidates are: TrizytekTM [liprotamase], for which we have completed a Phase III efficacy clinical trial in cystic fibrosis patients for the treatment of malabsorption due to exocrine pancreatic insufficiency and are currently conducting two long-term Phase III safety studies; ALTU-238, for which we completed a Phase II clinical trial in adults for the treatment of growth hormone deficiency; and ALTU-237, for which we have completed a Phase I clinical trial for the treatment of hyperoxalurias. We also have a pipeline of other product candidates in preclinical research and development.
     We have generated significant losses as we have advanced our product candidates into clinical development and expect to continue to generate losses as Trizytek completes its clinical development, ALTU-238 and ALTU-237 move into later stages of clinical development and as our other product candidates continue through development. As of September 30, 2008, we had $70.3 million of cash, cash equivalents and short-term marketable securities and an accumulated deficit of $310.9 million. We believe we have sufficient cash to meet our funding requirements into mid-2009. We will require significant additional funding to remain a going concern and to fund operations until such time, if ever, we become profitable. However, there can be no assurance that adequate additional financing will be available to us on acceptable terms.
Financial Operations Overview
     Contract Revenue. Our contract revenue consists of amounts earned under our collaborative research and development agreements.
     In February 2001, we entered into a strategic alliance agreement with Cystic Fibrosis Foundation Therapeutics, Inc., or CFFTI, to collaborate on the development of Trizytek and specified derivatives of Trizytek in North America for the treatment of malabsorption due to exocrine pancreatic insufficiency in patients with cystic fibrosis and other indications. The agreement, in general terms, provides us with funding from CFFTI for a portion of the development costs of Trizytek upon the achievement of specified development milestones, up to a total of $25.0 million, in return for specified payment obligations and our obligation to use good faith reasonable efforts to develop and bring Trizytek to market in North America. As of September 30, 2008, we had received a total of $18.4 million of the $25.0 million available under the CFFTI agreement and recognized cumulative revenue of $17.1 million, net of the amortization of the value of the warrants issued to CFFTI at the origination of the collaboration. Under the terms of the agreement, we may receive an additional milestone payment of $6.6 million, less an amount determined by when we achieve the milestone. We will not be able to recognize further revenue under this collaborative agreement until such time as we receive the remaining milestone payment in accordance with the terms of the collaborative agreement.
     Effective February 21, 2007, we entered into a collaboration and license agreement with Genentech, Inc., or Genentech, for the development, manufacture and commercialization of ALTU-238. Under the terms of the agreement, we granted Genentech exclusive rights and a license to make (and have made), use and import ALTU-238, and to sell ALTU-238 in North America if approved by the United States Food and Drug Administration, or FDA. The agreement, in general terms, provided that Genentech would assume full responsibility for the development, manufacture and commercialization of ALTU-238.

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
     Before we entered into the termination agreement, we did not recognize any revenue related to the upfront payment or reimbursements for development activities performed on Genentech’s behalf because provisions in the original agreement precluded us from concluding that revenue was fixed or determinable. As a result of the termination of the collaborative agreement, our estimated performance period under the agreement changed to coincide with the December 31, 2007 effective date of the termination. Accordingly, we recognized revenue of $25.1 million in December 2007, comprised of the original $15.0 million upfront payment and $10.1 million of cost reimbursements received and estimated to be due to us for uncontested development work performed on Genentech’s behalf. In addition, we recognized a gain as a result of terminating the collaboration and license agreement with Genentech in the amount of the $4.0 million termination payment. Genentech and we subsequently agreed that Genentech would pay us an additional $0.7 million for development work performed in the fourth quarter of 2007. Consequently, we recognized this amount as revenue in the first quarter of 2008. We collected this amount during the second quarter of 2008.
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
     On August 11, 2008, we announced the completion of a 163 patient, double-blind, placebo controlled trial of Trizytek in cystic fibrosis patients with pancreatic insufficiency. The trial met its primary efficacy end point of improved fat absorption with statistical significance. We are currently conducting two long-term safety studies, one in cystic fibrosis patients and one in chronic pancreatitis patients with pancreatic insufficiency. The most relevant measures of success for our long-term safety studies are safety and long-term health outcomes, such as weight/height maintenance or gain and body mass index. Our current estimate of the total costs we expect to incur to complete the development of Trizytek and file a New Drug Application, or NDA, with the FDA is a range of $155 million to $165 million, of which we have incurred $133.9 million of actual costs as of September 30, 2008. Our estimate is based on our current assumptions of expected total costs and activities to complete our development of Trizytek and file an NDA, and is subject to change based on a number of uncertainties. This estimate excludes costs associated with establishing commercial manufacturing capabilities and building commercial quantities of inventory, which depend on a number of factors, including our estimate of inventory levels and other launch related costs.
     During the third quarter of 2008, we completed a Phase Ic trial of ALTU-238 which was designed to confirm that the ALTU-238 material produced at the current manufacturing scale at Althea Technologies, Inc., or Althea, performs similarly to material used in previous Phase I and Phase II trials that was produced at a smaller scale. On July 9, 2008, we announced we had secured a long-term agreement to purchase human growth hormone, or hGH, for ALTU-238 from Sandoz GmbH, or Sandoz, for further development and commercialization. We have an agreement with Althea to use the hGH from Sandoz to produce clinical material. We believe that our current scale of manufacturing is sufficient to support the planned Phase III program for ALTU-238 in both adult and pediatric growth hormone deficient patients. We expect to begin a Phase II pediatric trial in the first half of 2009 which will assess the change in six month annualized height velocity in growth hormone-deficient children. The results of the Phase II pediatric trial will be used to finalize the planned Phase III study design. From January 1, 2003, the date on which we began separately tracking development costs for ALTU-238, through September 30, 2008, we have incurred approximately $51.4 million in total development costs for this product candidate.
     We completed a Phase I clinical trial for ALTU-237 in the second quarter of 2008 and reported that the results of this trial demonstrated a favorable safety profile. From January 1, 2006, the date on which we began separately tracking development costs for ALTU-237, through September 30, 2008, we have incurred approximately $20.6 million in total development costs for this product candidate.
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
     Interest and Other Income (Expense), Net. Interest income consists of interest earned on our cash and cash equivalents and marketable securities. Interest expense consists of interest incurred on equipment loans and amortization of the discount associated with our obligation to Dr. Falk Pharma GmbH, or Dr. Falk, with whom we formerly had a collaborative agreement regarding the development of Trizytek in certain countries outside the United States. The discount on the obligation to Dr. Falk is being amortized to interest expense over the life of the obligation.
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
     Revenue under our current collaboration agreement is recognized using the proportional performance method and is based on the percentage of costs incurred relative to the total costs estimated to be incurred to complete the research program, to the extent such amount is not greater than the cash received or contractually due to us. We use an input-based measure, specifically direct costs, to determine proportional performance because, for our current agreement accounted for under this method, we believe the use of an input-based measure is a more accurate representation of proportional performance than an output-based measure, such as milestones. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete the related performance obligations. Management reassesses its estimates quarterly and makes judgments based on the information available to them. Estimates may change in the future based on changes in facts and circumstances, resulting in an adjustment in the amount of revenue recognized in future periods. The value of warrants issued in connection with the execution of our current collaboration was capitalized at the origination of the agreement and is being amortized against gross revenue in the same proportion that revenue is recognized.
Results of Operations
Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007
Contract revenue, net

	Three Months Ended
	September 30,		Increase (Decrease)
	2008	2007	$	%
		(dollars in thousands)
Contract revenue, net	$—	$(619)	$619	100%

	Nine Months Ended
	September 30,		Increase (Decrease)
	2008	2007	$	%
		(dollars in thousands)
Contract revenue, net	$2,622	$1,716	$906	53%
     Contract revenue related to the CFFTI agreement is recognized under the proportional performance method. We recognized $1.9 million related to the CFFTI collaborative agreement during the nine months ended September 30, 2008, representing our total remaining deferred revenue balance. We did not recognize any revenue under our collaborative agreement with CFFTI during the three months ended September 30, 2008 and will not be able to recognize any revenue until such time as we receive the remaining milestone payment in accordance with the terms of the collaborative agreement. We do not expect to receive the remaining milestone payment during 2008.
     Contract revenue was a negative $0.6 million during the third quarter of 2007 as a result of an upward adjustment to our total estimated development costs of Trizytek, which necessitated a $2.0 million negative revenue adjustment at September 30, 2007. For the three and nine months ended September 30, 2007, the aforementioned unfavorable “catch-up” adjustment was offset by $1.3 million and $3.7 million, respectively, of contract revenue associated with the CFFTI collaboration.

     During the three months ended March 31, 2008, we also recognized $0.7 million of revenue related to our terminated collaboration and license agreement with Genentech. This revenue is related to an additional amount that Genentech agreed to pay us for services we performed on Genentech’s behalf in the fourth quarter of 2007.
Research and development

	September 30,		Increase (Decrease)
	2008	2007	$	%
		(dollars in thousands)
Trizytek	$12,956	$10,769	$2,187	20%
ALTU-238	2,744	3,958	(1,214)	(31%)
ALTU-237	972	1,547	(575)	(37%)
Other research and development	1,725	1,917	(192)	(10%)
Stock-based compensation	297	468	(171)	(37%)

Total research and development	$18,694	$18,659	$35	—

	Nine Months Ended
	September 30,		Increase (Decrease)
	2008	2007	$	%
		(dollars in thousands)
Trizytek	$38,529	$24,575	$13,954	57%
ALTU-238	10,648	10,623	25	—
ALTU-237	4,578	6,558	(1,980)	(30%)
Other research and development	5,816	5,170	646	12%
Stock-based compensation	1,657	2,532	(875)	(35%)

Total research and development	$61,228	$49,458	$11,770	24%

     Research and development expenses for the three months ended September 30, 2008 were relatively unchanged from the same period in 2007, as increases in Trizytek costs were offset by decreases in costs related to ALTU-238 and ALTU-237. Trizytek costs increased during the three month period ended September 30, 2008 as compared to the same period in 2007 primarily due to third-party manufacturing costs related to the production of engineering and validation batches of the active pharmaceutical ingredients for Trizytek, for which our objective is to file an NDA in the second quarter of 2009, as well as increased clinical costs related to our Phase III efficacy trial, which was completed during the third quarter of 2008, and our two ongoing long-term safety studies. ALTU-238 costs decreased during the quarter ended September 30, 2008 as compared to the same period in 2007 primarily due to lower third-party contract manufacturing costs as we leverage our previous investments in manufacturing capabilities at Althea. During the third quarter of 2008, we completed a Phase 1c trial, which partially offset the aforementioned lower third-party manufacturing costs. ALTU-237 costs also decreased during the quarter ended September 30, 2008 as compared to the same period in 2007 due to decreased overall activity related to the product candidate as compared to the prior year. During the third quarter of 2007, we began our Phase I clinical trial for ALTU-237, which was completed in the second quarter of 2008.
     Research and development expenses for the nine months ended September 30, 2008 increased as compared to the same period in 2007 primarily due to increases in manufacturing and clinical costs associated with Trizytek, partially offset by a decrease related to ALTU-237. ALTU-237 costs were higher during nine months ended September 30, 2007 as we incurred IND and clinical preparatory costs for ALTU-237 due to our IND filing for that product candidate during the second quarter of 2007, with no comparable spending in 2008. Our headcount in research and development increased to 120 full-time employees as of September 30, 2008 from 109 as of September 30, 2007.
General, sales and administrative

	Three Months Ended
	September 30,		Increase (Decrease)
	2008	2007	$	%
		(dollars in thousands)
Personnel	$1,632	$1,808	$(176)	(10%)
Legal services	368	262	106	40%
General insurance	239	218	21	10%
Market research and related costs	94	172	(78)	(45%)
Consulting and professional services	328	307	21	7%
Stock-based compensation	936	896	40	4%
Other general and administrative	716	778	(62)	(8%)

Total general and administrative	$4,313	$4,441	$(128)	(3%)

	Nine Months Ended
	September 30,		Increase (Decrease)
	2008	2007	$	%
		(dollars in thousands)
Personnel	$6,177	$5,191	$986	19%
Legal services	787	882	(95)	(11%)
General insurance	715	585	130	22%
Market research and related costs	254	455	(201)	(44%)
Consulting and professional services	1,275	1,386	(111)	(8%)
Stock-based compensation	3,111	2,744	367	13%
Other general and administrative	2,470	1,914	556	29%

Total general and administrative	$14,789	$13,157	$1,632	12%

     General, sales and administrative costs for the three months ended September 30, 2008 were relatively consistent with the costs for the same period in 2007 and reflect management’s continued efforts to leverage its investment in administrative infrastructure. General, sales and administrative costs for the nine months ended September 30, 2008 increased from the same period in 2007, partially reflecting certain one-time costs in the first half of 2008 associated with turnover in the Chief Executive Officer, or CEO, position. During the first quarter of 2008, we incurred a one-time charge of $0.6 million associated with a separation agreement with Sheldon Berkle, our former CEO, who resigned in February 2008. Stock-based compensation increased by $0.4 million for the nine months ended September 30, 2008 as compared to the same period in 2007, due to an increase in the number of stock options granted in the first half of 2008, $0.2 million of which was related to the issuance of 900,000 stock options upon the appointment of Dr. Georges Gemayel as CEO in June 2008. In addition, we incurred a one-time recruiting cost of $0.2 million related to the successful search for a new CEO. Partially offsetting these increases were reductions in legal, marketing and related expenses.
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
Other income (expense) — net

	Three Months Ended
	September 30,		Increase (Decrease)
	2008	2007	$	%
		(dollars in thousands)
Interest income	$513	$2,137	$(1,624)	(76%)
Interest expense	(312)	(358)	46	13%
Foreign currency exchange gain (loss)	675	(555)	1,230	222%

Total other income (expense) — net	$876	$1,224	$(348)	(28%)

	Nine Months Ended
	September 30,		Increase (Decrease)
	2008	2007	$	%
		(dollars in thousands)
Interest income	$2,662	$5,083	$(2,421)	(48%)
Interest expense	(1,041)	(811)	(230)	(28%)
Foreign currency exchange loss	(116)	(578)	462	80%

Total other income (expense) — net	$1,505	$3,694	$(2,189)	(59%)

     Interest income for the three and nine months ended September 30, 2008 decreased as compared to the same periods in 2007. Our average cash balances for the three and nine months ended September 30, 2007 were higher than our average cash balances for the three and nine months ended September 30, 2008, resulting in higher interest income during 2007. In addition, a decrease in prevailing interest rates in the overall market also contributed to lower interest income for the three and nine months ended September 30, 2008. Interest expense for the three and nine months ended September 30, 2008 increased as compared to the same periods in 2007 due to the accretion of non-cash interest expense on our obligation to Dr. Falk which began in June 2007, as well as an increase in long-term debt resulting from additional borrowings of $2.5 million in March 2008. Foreign currency exchange gains (losses) primarily reflect foreign currency adjustments relating to our obligation to Dr. Falk, which is denominated in Euros.
Preferred stock dividends
     Preferred stock dividends, which were $56 for the three months ended September 30, 2008 and 2007 and $169 for the nine months ended September 30, 2008 and 2007, relate entirely to dividends on our redeemable preferred stock, which remained outstanding at September 30, 2008.
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
     From September 2001 until the time of the initial public offering, we funded our activities primarily with issuances of convertible preferred stock and redeemable preferred stock. At September 30, 2008, only the redeemable preferred stock remains outstanding, which is not convertible into common stock, and is redeemable, at the holder’s option, on or after December 31, 2010, or by us at our option at any time. The liquidation preference of the redeemable preferred stock at September 30, 2008 was $6.7 million and includes accrued but unpaid dividends of $2.2 million. Assuming we do not exercise our right to repurchase the redeemable preferred stock before December 31, 2010, the accrued and unpaid dividends at that date will be $2.7 million.
     As of September 30, 2008, we had received $18.4 million from our collaborative agreement with CFFTI and are entitled to receive up to $6.6 million of future milestone payments under the agreement if a development milestone is met.
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
Summary Cash Flow Information

	September 30,	December 31,	Increase (Decrease)
	2008	2007	$	%
	(dollars in thousands)
Cash, cash equivalents and marketable securities	$70,294	$138,332	$(68,038)	(49%)
Working capital	59,437	124,171	(64,734)	(52%)

	Nine Months Ended
	September 30,
	2008	2007
	(dollars in thousands)
Cash flows from:
Operating activities	$(60,908)	$(29,603)
Investing activities	(10,280)	(5,292)
Financing activities	(1,230)	97,835
     Cash flow from operating activities. Since our inception, we have generated significant losses while advancing our product candidates into preclinical and clinical studies. Accordingly, we have historically used cash in our operating activities. During the nine months ended September 30, 2008 and 2007, our operating activities used $60.9 million and $29.6 million, respectively. The use of cash, which is primarily a result of expenditures associated with our research and development activities and amounts incurred to develop and maintain our administrative infrastructure, was partially offset in 2007 by the $15.0 million upfront license payment received from Genentech under our collaboration agreement.
     Cash flow from investing activities. Net cash used by investing activities was $10.3 million for the nine months ended September 30, 2008, reflecting $32.0 million used to purchase marketable securities and $5.5 million for capital expenditures, partially offset by $27.3 million of proceeds from the maturities of marketable securities. Our capital expenditures for the nine months ended September 30, 2008 primarily relate to work performed at the facilities in Waltham, MA that we are moving into in the fourth quarter of 2008. During the same period in 2007, investing activities used $5.3 million, reflecting $41.9 million used to purchase marketable securities and $2.0 million for capital expenditures, partially offset by $38.6 million of proceeds from the maturities of marketable securities. We expect capital expenditures to be between $6.0 million and $8.0 million for the full year 2008.
     Our funds at September 30, 2008 were invested in investment grade securities, consisting of commercial paper and government securities and money market funds, which are backed by treasury securities and government and agency securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. We do not believe that our cash equivalents and marketable securities are subject to significant risk at September 30, 2008.
     Cash flow from financing activities. For the nine months ended September 30, 2008, our financing activities used $1.2 million, reflecting a $3.1 million payment to Dr. Falk and $1.9 million in repayments of long-term debt principal, partially offset by $2.5 million of proceeds from the issuance of long-term debt under our equipment financing agreement and $1.3 million in proceeds from the exercise of common stock options. For the nine months ended September 30, 2007, our financing activities provided $97.8 million, primarily reflecting net proceeds of $89.9 million from the issuance of common stock and the $15.0 million equity investment by Genentech. In addition, we received $1.2 million in proceeds from the exercise of common stock options and warrants. These amounts are partially offset by a $6.7 million payment to Dr. Falk and $1.6 million of repayments of long-term debt principal.
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
Contractual Obligations

     There have been no additional material contractual obligations incurred by us outside the ordinary course of business that materially changes the disclosure of our contractual obligations in our Form 10-K for the year ended December 31, 2007.
Funding Requirements
     Since our inception, we have generated significant losses while we have advanced our product candidates into preclinical and clinical trials. As we continue to advance our product candidates through development, we expect to incur additional operating losses until such time, if any, as our efforts result in commercially viable and profitable drug products. Based on our operating plans, we estimate that our net cash used in operating activities will be between $80 million and $90 million in 2008. We anticipate that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations into mid-2009. We will require significant additional funding to remain a going concern and to fund operations until such time, if ever, we become profitable. Raising sufficient capital in the current financial environment may be particularly difficult and there can be no assurance that additional financing will be available on acceptable terms when needed, if at all. In addition to equity financing, we continue to evaluate and aggressively pursue other forms of capital infusion including collaborations with organizations that have capabilities that are complementary to our own, as well as program structured financing arrangements, in order to continue the development of our product candidates.
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
     We may raise funds from time to time through public or private sales of equity or from borrowings. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business. For example, warrants issued in connection with our Series B and Series C financings contain anti-dilution provisions that result in the issuance of additional shares of common stock upon exercise, and thus further dilution, to the extent we issue or are deemed to issue equity at a per share price that is less than the exercise price of the warrants. At September 30, 2008, 1,962,494 of such warrants with an exercise price of $5.64 per warrant and 1,270,168 of such warrants with an exercise price of $9.80 per warrant were outstanding. We do not engage in off-balance sheet financing arrangements, other than operating leases.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our cash, cash equivalents and marketable securities are invested with highly-rated financial institutions in North America with the primary objective of preservation of principal. When purchased, the investments generally have a maturity of less than 18 months. Some of the securities we invest in are subject to interest rate risk and will fall in value if market interest rates increase. To minimize the risk associated with changing interest rates, we invest primarily in money market funds, bank certificates of deposit, United States government securities and investment-grade commercial paper and corporate notes that can be held to their maturity date. All of our investments at September 30, 2008 met these criteria. We had gross unrealized losses of $0.1 million on our investments at September 30, 2008. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2008, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.
     Our total debt at September 30, 2008 was $3.4 million, representing equipment loans. All equipment loans carried fixed rates of interest established at the time of borrowing. Accordingly, our future interest costs relating to such borrowing are not subject to fluctuations in market interest rates.
     Our assets are principally located in the United States and a majority of our historical revenues and operating expenses are denominated in United States dollars; however, some purchases of raw materials and contract manufacturing services are denominated in foreign currencies. Accordingly, we are subject to market risk with respect to foreign currency-denominated expenses. We had a foreign currency exchange loss of $0.1 million in the nine months ended September 30, 2008, primarily due to a foreign currency exchange adjustment relating to our obligation to Dr. Falk, which is denominated in Euros and therefore is remeasured at each reporting date. We may engage in collaborations with international partners in the future. If Trizytek or any other future drug candidates reach commercialization outside of the United States, or we enter into additional collaborations with international partners providing for foreign currency-denominated revenues or expenses, we may be subject to significant market risk.
ITEM 4. CONTROLS AND PROCEDURES
   Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation by our management, our CEO and CFO concluded that, as of September 30, 2008, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
  Changes in Internal Control
     Based on an evaluation by management, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Our existing and potential stockholders should consider carefully the risks described below and the other information in this Quarterly Report, including under the heading “Forward-Looking Statements and Risk Factors”, our Management’s Discussion and Analysis of Financial Condition and Results of Operations and our condensed consolidated financial statements and the related notes. We may be unable, for many reasons, including those that are beyond our control, to implement our current business strategy. The following risks may result in material harm to our business, our financial condition and our results of operations. In that event, the market price of our common stock could decline.
     Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events, or otherwise.
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
     We will require substantial future capital in order to complete the development and commercialization of our clinical-stage product candidates, Trizytek, ALTU-238 and ALTU-237 and to conduct the research and development and clinical and regulatory activities necessary to bring our early stage research products and product candidates into clinical development. Our future capital requirements will depend on many factors, including:
•	the progress and results of our long-term safety studies for Trizytek and any other non-clinical or clinical studies we may initiate based on the results of these studies, the results of our Phase III efficacy study or discussions with regulatory authorities;

•	the results of our recent Phase Ic clinical trial for ALTU-238 and the results and costs of future clinical trials for ALTU-238 that we may initiate;

•	any further non-clinical or clinical studies we may initiate based on the results of our Phase I clinical trial for ALTU-237 or discussions with regulatory authorities;

•	the timing, progress and results of ongoing manufacturing development work for Trizytek, ALTU-238 and ALTU-237;

•	the results of our preclinical studies and testing for our early stage research products and product candidates, and any decisions to initiate clinical trials;

•	the costs, timing and outcome of regulatory review of our product candidates in clinical development, and any of our preclinical product candidates that progress to clinical trials;

•	the cost of obtaining clinical and commercial supplies of active pharmaceutical ingredients, or APIs, and finished drug product in sufficient quantities for clinical development and any commercial launch;

•	the costs of establishing commercial operations, including commercial manufacturing and distribution arrangements and sales, marketing and medical affairs functions, should any of our product candidates be approved and we participate in the launch;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents, seeking freedom to operate under any third party intellectual property rights, and defending intellectual property-related claims;

•	our ability to establish and maintain collaborative or financing arrangements and obtain milestone, royalty and other payments from collaborators or third parties; and

•	the extent to which we acquire or invest in new businesses, products or technologies.
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
     We do not expect our available funds to be sufficient to fund the completion of the development and commercialization of any of our product candidates. We expect that we will need to raise additional funds prior to being able to market any products, and raising sufficient capital in the current financial environment may be particularly difficult. Based on our operating plans, we estimate that our net cash used in operating activities will be between $80 million and $90 million in 2008. We currently expect that our existing capital resources will be sufficient to maintain our current and planned operations into mid-2009. Without sufficient capital to fund our operations, we will be unable to continue as a going concern. In addition, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need additional funds sooner than that and may seek such funds prior to that time. In particular, we are funding all costs related to the development of Trizytek and ALTU-238 and cannot defer or avoid such expenses unless we delay or curtail the Trizytek or ALTU-238 programs, including the filing of an NDA for Trizytek, or we enter into a new collaboration agreement or secure alternative funding to support the development of these product candidates. The failure to obtain additional financing or enter into a new collaboration could lead to a delay in or discontinuation of further development of Trizytek or ALTU-238.

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
     We have incurred significant losses since 1999, when we were reorganized as a company independent from Vertex. At September 30, 2008, our accumulated deficit was $310.9 million, and we expect to continue to incur losses for at least the next several years. We have only been able to generate limited amounts of revenue from license and milestone payments under collaboration agreements, and payments for funded research and development, as well as revenue from products we no longer sell. We expect that our annual operating losses will continue to increase over the next several years to the extent we expand our research, development and commercialization efforts.
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
     We may seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, or collaboration and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stock ownership interests will be diluted, such dilution will in all likelihood be substantial, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. In addition, many of the warrants that we have issued contain anti-dilution provisions that result in the issuance of additional shares of common stock upon exercise, and thus further dilution, to the extent we issue or are deemed to issue equity at a per share price less than the exercise price of the warrants. At September 30, 2008 we had 3,232,662 such warrants outstanding. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable development and commercialization rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.
     In order to fund our operations in the future, we may need to comply with NASDAQ Marketplace Rules that require stockholder approval of certain financings, which may limit our ability to raise sufficient capital.
     The NASDAQ Marketplace Rules require us to obtain stockholder approval under certain circumstances if we issue outstanding equity securities that would comprise more than 20% of our total shares of common stock outstanding before the issuance of the securities. In order to fund our operations in the future, we may need to obtain stockholder approval in order to comply with these rules, and we may not be successful in obtaining any such stockholder approval. If we failed to obtain such an approval prior to a financing, our funding options would be limited, which would adversely affect our ability to successfully develop and commercialize our product candidates or to finance the discovery and development of our next generation of product candidates.
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
•	Trizytek. If approved, Trizytek, the product candidate we are developing for the treatment of malabsorption due to exocrine pancreatic insufficiency, will compete with currently marketed porcine-derived pancreatic enzyme replacement therapies from companies such as Axcan Pharma, Johnson & Johnson, and Solvay Pharmaceuticals, as well as from generic drug manufacturers such as KV Pharmaceutical and IMPAX Laboratories. In addition, we understand that Axcan Pharma, Biovitrum, Eurand, Johnson & Johnson, Meristem Therapeutics, and Solvay Pharmaceuticals have product candidates in development, some more advanced than Trizytek, which could compete with Trizytek. For example, Axcan Pharma and Eurand have completed their initial NDA submissions for their porcine-derived pancrealipase product candidates. Some of these companies have received an approvable letter from the FDA. Existing products to treat exocrine pancreatic insufficiency have been marketed in the United States since before the passage of the Food, Drug and Cosmetic Act in 1938 and are currently marketed without FDA-approved NDAs. In 1995, the FDA issued a final rule requiring that these pancreatic enzyme products be marketed by prescription only, and in April 2004, the FDA issued a notice that manufacturers of these products will be subject to regulatory action if they do not obtain approved NDAs for their products by April 28, 2008. If any of the existing porcine products is successful in satisfying the requirements of the FDA notice and obtains market approval, such product or products may share some of the competitive advantages that Trizytek may offer over the existing products and could generate significant sales and competition. On October 26, 2007, the FDA provided

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
     An element of our business strategy is to establish collaborative arrangements with third parties with regard to development, regulatory approval, sales, marketing and distribution of our products. We currently have one collaboration with CFFTI for Trizytek. We may collaborate with other companies to accelerate the development of some of our early-stage product candidates, to develop and commercialize or co-commercialize our more mature product candidates, including Trizytek, or to advance other business objectives. The process of establishing new collaborative relationships is difficult, time-consuming and involves significant uncertainty. We face, and will continue to face, significant competition in seeking appropriate collaborators. Moreover, if we do establish collaborative relationships, our collaborators may fail to fulfill their responsibilities or seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, a change in business strategy, a change of control or other reasons. In the event of a termination, we may incur termination payments or other expenses in connection with any reacquisition of rights. If we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of funding.

     For example, under our collaboration agreement with CFFTI, we have received significant funding for the development of Trizytek. We are also eligible to receive an additional payment if we achieve a specified milestone under the agreement. Additionally, the collaboration provides us with access to the Cystic Fibrosis Foundation’s network of medical providers, patients, researchers and others involved in the care and treatment of cystic fibrosis patients. Our agreement with CFFTI provides for an exclusive license from us to CFFTI, and an exclusive sublicense back with a right to further sublicense, of intellectual property rights covering the development and commercialization of Trizytek in North America. The agreement with CFFTI requires us to use commercially reasonable efforts to develop and commercialize Trizytek in North America for the treatment of malabsorption due to exocrine pancreatic insufficiency in patients with cystic fibrosis and other indications. We are also required to meet specified milestones under the agreement by agreed upon dates. If we are unable to satisfy our obligations under the agreement, we may lose further funding under the agreement and our exclusive sublicense to Trizytek in North America, which will materially harm our business.
     If we enter into new collaborative agreements, our collaborators and we may not achieve our projected research and development goals in the time frames we announce and expect, which could have an adverse impact on our business and could cause our stock price to decline.
     If we enter into new collaborative agreements for our product candidates, we expect to set goals for and make public statements regarding the timing of activities, such as the commencement and completion of preclinical studies and clinical trials, anticipated regulatory approval dates and developments and milestones under those collaboration agreements. The actual timing of such events can vary dramatically due to a number of factors such as delays or failures in our or our collaborators’ preclinical studies or clinical trials, delays or failures in manufacturing process development activities or in manufacturing product candidates, the amount of time, effort and resources to be committed to our programs by our future collaborators, delays in filing for regulatory approval, and the uncertainties inherent in the regulatory approval process, including delays in obtaining regulatory approval. We cannot be certain that our or our collaborators’ preclinical studies and clinical trials will advance or be completed in the time frames we announce or expect, that our collaborators or we will make regulatory submissions or receive regulatory approvals as planned or that our collaborators or we will be able to adhere to our current schedule for the achievement of key milestones under any of our internal or collaborative programs. If our collaborators or we fail to achieve one or more of these milestones as planned, our business will be materially adversely affected and the price of our common stock could decline.
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
     A number of events or factors, including any of the following, could delay the completion of our ongoing and planned clinical trials and negatively impact our ability to submit an NDA and obtain regulatory approval for, and to market and sell, a particular product candidate, including our clinical-stage product candidates:
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
     Our clinical trials and those of our collaborators may not begin as planned, may need to be redesigned, and may not be completed on schedule, if at all. For example, in December 2007, we announced that Genentech and we had terminated our ALTU-238 collaboration agreement. This may preclude our ability to enter into Phase III clinical trials unless we are able to raise additional funds to finance the costs of such trials.
     Delays in or inconclusive results from our clinical trials may result in increased development costs for our product candidates and corresponding delays in the filing of an NDA for product candidates and the receipt of marketing approval for the product candidate, which could cause our stock price to decline and could limit our ability to obtain additional financing. In addition, if one or more of our product candidates are delayed, our competitors may be able to bring products to market before we do, and the commercial advantage, profitability or viability of our product candidates, including our clinical-stage product candidates, could be significantly reduced.
     We have not yet completed a full Phase III program for any of our product candidates in clinical development, and we have not advanced, and may never advance, our product candidates that are currently in preclinical testing into clinical trials. We have completed a Phase III efficacy trial for the capsule form of Trizytek. In order for Trizytek to be approved by the FDA, we will be required to demonstrate to the FDA that in the Phase III efficacy trial, to a statistically significant degree, Trizytek improved absorption of fat in patients suffering from malabsorption as a result of exocrine pancreatic insufficiency. Although our Phase III efficacy trial of Trizytek met its primary and secondary endpoints, the FDA may require us to conduct one or more additional clinical trials to establish Trizytek’s efficacy to the FDA’s satisfaction. If this were required by the FDA, our regulatory submission and any regulatory approval for Trizytek would be delayed. We will also be required to demonstrate the safety of Trizytek in a long-term study, and two Phase III studies of Trizytek to evaluate its long-term safety are ongoing. However, we may not be successful in meeting the goal of the long-term safety studies. Even if these trials are successful, we may still be required or may determine it is desirable to perform additional studies for approval or in order to achieve a broad indication for the labeling of the drug.
     The ability to complete our Phase III program for Trizytek depends on our performance and that of our contract research organization as well as the continued availability and willingness of patients to participate in experimental research. In addition, in the execution of any clinical trials we conduct, we intend to continue to rely in part on third party contractors to assist with these activities. The design of our ongoing safety studies for Trizytek requires patients to participate for approximately 12 months. It is possible that some subjects may decide, after they have enrolled, that they no longer wish to participate in the trial, which could require us to enroll new patients at a later date, thereby delaying completion of the trial. Any predictions about the timing of enrollment or the completion of clinical trials are subject to the risks inherent in these activities.
     For ALTU-238, we have completed Phase I clinical trials in healthy adults and a Phase II clinical trial in adults with hGH deficiency. The efficacy of ALTU-238 has not yet been tested in a human clinical trial, and ALTU-238 may prove not to be clinically effective as an extended-release formulation of hGH. In addition, it is possible that patients receiving ALTU-238 will suffer additional or more severe side effects than we observed in our earlier Phase I and Phase II clinical trials, which could delay or preclude regulatory approval of ALTU-238 or limit its commercial use.
     We completed the treatment period of our Phase Ic study of ALTU-238 in the third quarter of 2008. This trial was designed to confirm that the ALTU-238 material produced at the current manufacturing scale at Althea performs similarly to material used in previous Phase I and Phase II trials that was produced at a smaller scale. We believe that our current scale of manufacturing is sufficient to support the planned Phase III program for ALTU-238 in both adult and pediatric growth hormone deficient patients. Prior to initiating the Phase III trials, we expect to conduct a Phase II pediatric trial which will assess the change in six month annualized height velocity in growth hormone-deficient children, and will be used to finalize the Phase III study design.
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
     In connection with our completed Phase II and Phase III clinical trials of Trizytek, there was a small number of serious adverse events in each trial considered by the investigator in the clinical trial as unlikely related to treatment with Trizytek.
     Each of these serious adverse events resolved without further complications. In our completed Phase II and Phase III trials of Trizytek, we also observed elevated levels of liver transaminases, which can be associated with harm to the liver. These elevations were transient and asymptomatic and do not appear to be the result of drug-induced liver toxicity. Elevation of liver transaminases is common among cystic fibrosis patients. The elevations we observed may or may not have been caused by Trizytek. The increases we observed were not associated with increases in total bilirubin, which are typically associated with drug-related harm to the liver.
     As our clinical trials progress or increase in size or the medical conditions of the population in which we are testing our products vary, the potential for serious or other adverse events related or unrelated to our product candidates could vary and possibly increase. If the incidence of these events increases in number or severity, if a regulatory authority believes that these events constitute an adverse effect caused by the drug, or if other effects are identified either during future clinical trials or after any of our drug candidates are approved and on the market:
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
     A significant number of the human subjects enrolled in our Phase III clinical trials for Trizytek have been in Eastern Europe and we expect that a significant number of the human subjects in our upcoming clinical trials for ALTU-238 may be enrolled in Eastern European countries. We plan to conduct these trials in compliance with good clinical practices. However, ensuring compliance with good clinical practices at Eastern European clinical sites involves risks, including risks associated with language barriers and the fact that some European clinical investigators have only limited experience in conducting clinical studies in accordance with standards set forth by the FDA and the European Medicines Agency, or EMEA. Although we will seek to mitigate this risk by monitoring and auditing the ongoing performance of our studies, using both our employees and outside contract research organizations, to ensure compliance with good clinical practices and all other regulatory requirements, we may not be able to mitigate these risks effectively. Failure to attain and document compliance with good clinical practices would adversely impact the value of any data generated from these trials. In addition, should it require more time or money than we currently anticipate to perform any required site training, monitoring or auditing activities, these trials could be delayed, exceed their budgets, or both, which could have a material adverse impact on our business.
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
     Medical affairs activities, market development activities, and relations with and payments to health care professionals are subject to extensive regulation. Such regulation takes the form of explicit governmental regulation and guidance, as well as practices established by healthcare and industry codes of conduct. In addition, both federal and state governmental authorities actively seek to enforce such regulations and can assert both civil and criminal theories of enforcement not specifically prescribed by published regulations or standards, which accordingly affords little objective guidance for industry compliance. In the event such activities are asserted to induce the submission of claims for reimbursement by federal or state health care programs, such enforcement can include actions initially commenced by “whistleblowers” under the Federal False Claims Act which provides incentives to whistleblowers based upon penalties successfully imposed as a result of the investigation or related legal proceedings or settlements. We cannot be sure that the resolution of any claims, as well as the resolution of shareholder or consumer litigation which may be associated with any such claims or their resolution, will not entail material fines, penalties or settlement payments.
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
     We entered into an agreement with Lonza in November 2006 for the commercial scale-up and supply of Trizytek. We are in the process of working with Lonza to transfer from Amano and us the technology required to manufacture the APIs for Trizytek. Switching manufacturers is a complex and time-consuming process and requires the cooperation of Amano, training of personnel, sourcing and quality assurance of key raw materials, and validation of Lonza’s processes. Lonza’s facility has not been inspected or approved by the FDA, the EMEA or other relevant regulatory authorities. Changes in manufacturing processes or procedures, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval from the FDA and satisfaction of comparable foreign requirements. This review may be costly and time-consuming and, if we obtain the required marketing approvals, could delay or prevent the launch of a product. In addition, because Trizytek contains three APIs, the transfer, testing, validation and inspection requirements are more complex and time-consuming. If for these or other reasons we are unable to successfully transition the manufacture of the APIs for Trizytek from Amano and ourselves to Lonza, our filing of an NDA for Trizytek and our commercialization of Trizytek could be delayed, prevented or impaired and the costs related to Trizytek may increase. In addition, if Amano elects to become a commercial supplier of Trizytek, we will have the added difficulty of managing two suppliers of the same materials.
     With respect to ALTU-238, we have purchased the hGH, the API in ALTU-238, for our prior clinical trials from Sandoz GmbH, or Sandoz. In February 2008, we purchased additional hGH from Sandoz for both our Phase Ic and our planned Phase II pediatric trials. We completed the treatment period of our Phase Ic study in the third quarter of 2008. This trial was designed to confirm that the ALTU-238 material produced at the current manufacturing scale at Althea performs similarly to material used in previous Phase I and Phase II trials that was produced at a smaller scale. We believe that our current scale of manufacturing is sufficient to support the planned Phase III program for ALTU-238 in both adult and pediatric growth hormone deficient patients. Prior to initiating the Phase III trials, we expect to conduct a Phase II pediatric trial which will assess the change in six month annualized height velocity in growth hormone-deficient children, and will be used to finalize the Phase III study design. Sandoz and we recently entered into a long term supply agreement, which has an initial term expiring in 2012, with an optional two year extension period. Because we do not have another long term supplier of hGH in place, any disruption in Sandoz’ ability to supply us with hGH as needed would adversely affect the ALTU-238 program.
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
     In addition, we rely on Amano’s intellectual property relating to the enzymes and to the manufacturing process used to produce the APIs for Trizytek, as well as upon technology jointly developed by us and Amano related to the production of those enzymes. Amano has granted a license to us of its proprietary technology and its rights under technology jointly developed during our collaboration, which we may sublicense to contract manufacturers we select. Our agreement with Amano requires us to pay Amano a royalty based on the cost of the materials supplied to us by other contract manufacturers. If we were to breach our agreement with Amano, we would be required to pay Amano a higher royalty based on net sales of Trizytek to retain our rights to Amano’s independently and jointly-developed process technology.

Risks Related to Our Employees and Growth
     Our future success depends on our ability to attract, retain and motivate key executives and personnel and to attract, retain and motivate qualified personnel.
     We are a small company with 160 employees as of September 30, 2008. Our success depends on our ability to attract, retain and motivate highly qualified management, development and scientific personnel. In particular, we are highly dependant on our new President and Chief Executive Officer, Dr. Georges Gemayel, and the other principal members of our executive, development and scientific teams.
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
     Investors should consider an investment in our common stock as risky and subject to significant loss and wide fluctuations in market value. Our common stock has only been publicly traded since January 26, 2006, and accordingly there is a limited history on which to gauge the volatility of our stock price. Our stock price has, however, been volatile since we began to be publicly traded. For example, our stock price declined approximately 50% following our announcement that our collaboration with

Genentech had been terminated in December 2007. Our stock price also declined sharply following our announcement of the top line data of our Phase III efficacy trial of Trizytek in August 2008 and has continued to decline since that time. The stock market as a whole has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks may not relate to the operating performance of the companies represented by the stock. In addition, we may not continue to qualify for continued listing on The NASDAQ Global Market. To maintain listing, we are required, among other things, to maintain a daily closing bid price of $1.00. On October 16, 2008, NASDAQ suspended enforcement of its rules requiring a minimum $1.00 closing bid price through January 16, 2009.
     Some of the factors that may cause the market price of our common stock, which has been between $0.48 and $19.79 per share from January 1, 2007 until October 28, 2008, to continue to fluctuate include:
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
     Compliance with public company obligations, including those relating to internal controls over financial reporting. is expensive and requires significant management resources.
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
     Our directors and executive officers, together with their affiliates and related persons as of October 31, 2008, beneficially owned, in the aggregate, approximately 26% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to influence significantly the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:
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
     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 31,131,056 shares of common stock outstanding as of October 31, 2008. Holders of up to approximately 9.9 million shares of our common stock, assuming the exercise of warrants to purchase shares of our common stock, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock issuable under our equity compensation plans and they can now be freely sold in the public market upon issuance. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause our stockholders to lose part or all of their investments in our shares of common stock.

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2008.

ALTUS PHARMACEUTICALS INC.

By	/s/ Jonathan I. Lieber

Jonathan I. Lieber
Senior Vice President, Chief Financial
Officer and Treasurer (duly authorized officer)
     Exhibit Index

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant*

3.2	Restated By-laws of the Registrant**

10.1	Amendment 1 to Manufacturing and Supply Agreement between Lonza Ltd. and Altus Pharmaceuticals Inc., effective as of June 30, 2008++

10.2	Amendment 2 to Manufacturing and Supply Agreement between Lonza Ltd. and Altus Pharmaceuticals Inc., effective as of August 19, 2008++

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (000-51711) filed on March 12, 2007.

**	Filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1A (333-129037) filed on January 11, 2006.

++	Confidential treatment has been requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.