Form 10-K/A
period 2008-12-31
Altus Pharmaceuticals Inc.
filed 2009-04-28
CIK 1340744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)

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
NONE
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
The number of shares outstanding of the registrant’s common stock as of April 27, 2009 was 31,131,056.

EXPANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 11, 2009 (the “Annual Report”), to include the information required by Part III of Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the Proxy Statement relating to the Company’s 2009 Annual Meeting of Shareholders. This amendment does not update any other information presented in the Annual Report as originally filed.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Board of Directors
     Set forth below are the names of the persons nominated as directors and directors whose terms do not expire this year, their ages as of April 1, 2009, their offices in the Company, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships.

Name	Age	Position with the Company
Georges Gemayel	48	President and Chief Executive Officer, Director
David D. Pendergast, Ph.D.(1)(2)(4)	61	Chairman of the Board
Manuel A. Navia, Ph.D.(3)(4)	62	Director
Harry H. Penner, Jr.(2)(3)	63	Director
John P. Richard (2)	51	Director
Michael S. Wyzga(2)	54	Director

(1)	Our former President and Chief Executive Officer, Sheldon Berkle, served as a director until his resignation on February 4, 2008. On February 4, 2008, Dr. Pendergast became our Executive Chairman on an interim basis, and resigned as our Executive Chairman in June 2008, when Georges Gemayel became our President and Chief Executive Officer and a Director.

(2)	Audit Committee. The Audit Committee is currently comprised of Messrs. Wyzga, Penner and Richard. Dr. Pendergast served on the Audit Committee in 2007 through February 14, 2008, at which time he resigned from the Audit Committee in connection with his appointment as Executive Chairman. On February 14, 2008, Mr. Richard, who had previously served as a member of the Audit Committee until January 2007, was appointed to the Audit Committee to fill the vacancy created by Dr. Pendergast’s resignation.

(3)	Nominating and Governance Committee. The Nominating and Governance Committee is currently comprised of Mr. Penner and Dr. Navia.

(4)	Compensation Committee. The Compensation Committee is currently comprised of Drs. Navia and Pendergast.
     The following is a brief summary of the background of each of our directors.
     Georges Gemayel, Ph.D., has served as our President and Chief Executive Officer and as a member of our Board of Directors since June 2008. Prior to joining Altus, Dr. Gemayel was the Executive Vice President at Genzyme Corporation responsible for its global transplant, renal, hospital and biosurgery businesses. Prior to joining Genzyme in 2003, Dr. Gemayel held positions of increasing responsibility over 16 years at Hoffman-LaRoche. Dr. Gemayel completed his doctorate in pharmacy (Pharm. D.) at St. Joseph University in Beirut and earned a Ph.D. in pharmacology at Paris-Sud University. Dr. Gemayel serves as a director of Adolor Corporation, a publicly held biotechnology company.
     David D. Pendergast, Ph.D. has served as the Chairman of the Board since November 2007 and as a member of our Board of Directors since November 2006. He also served as our Executive Chairman from February 2008 to June 2008. He is currently the Chief Executive Officer of Proteostasis Therapeutics, Inc. From July 2005 to December 2007, Dr. Pendergast served as President, Human Genetics Therapies at Shire Pharmaceuticals, plc., a pharmaceutical company. Previously, he was employed at Transkaryotic Therapies, Inc., a biotechnology company, from December 2001 to July 2005 serving as the company’s Chief Executive Officer, Chief Operating Officer and Executive Vice President of Technical Operations. From April 1996 to August 2001, Dr. Pendergast was Vice President of Product Development and Quality at Biogen, Inc. He has also held senior positions at Fisons Ltd. Pharmaceutical Division and at The Upjohn Company. Dr. Pendergast received a B.A. from Western Michigan University and an M.S. and Ph.D. from the University of Wisconsin.
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
     Harry H. Penner, Jr. has served as a member of our Board of Directors since April 2006. In February 2008, Mr. Penner was also appointed to serve as our lead director on an interim basis during the time that Dr. Pendergast served as our Executive Chairman. Mr. Penner has served as Chairman of Nascent BioScience, LLC, a firm engaged in the creation and development of new biotechnology companies, since September 2001. He currently serves as Chairman and Chief Executive Officer of New Haven Pharmaceuticals, Inc., a biotechnology company he co-founded in June 2008. Mr. Penner has also been a co-founder of Marinus Pharmaceuticals, Inc., where he was Chairman and Chief Executive Officer from 2004 to 2007, Rib-X Pharmaceuticals, RxGen, Inc. and Affinimark Technologies, Inc. From 1993 to 2001, he was President, Chief Executive Officer and Vice Chairman of Neurogen Corporation. Previously, he served as Executive Vice President of Novo Nordisk A/S and President of Novo Nordisk of North America, Inc. from 1988 to 1993. From 1985 to 1988, he was Executive Vice President and General Counsel of Novo Nordisk A/S. He has served more recently as BioScience Advisor to the Governor and the State of Connecticut, as Chairman of the Board of Directors for the Connecticut Technology Council, as Co-Chairman of Connecticut United for Research Excellence, and as Chairman of the Connecticut Board of Governors of Higher Education. He currently serves on the Boards of Celldex Therapeutics, Inc., in addition to the Boards of the companies he co-founded. Mr. Penner holds a B.A. from the University of Virginia, a J.D. from Fordham University, and an LL.M. in International Law from New York University.
     John P. Richard has served on our Board of Directors since 2001, and was Chairman of the Board from October 2004 until November 2007. Mr. Richard has served as a strategic and commercial development advisor in the biotech industry since April 1999. Mr. Richard currently serves as Senior Business Advisor to GPC Biotech AG, a biotechnology company, as a partner of Georgia Venture Partners, a biotechnology investing firm, and as a Senior Venture Partner with Nomura Phase4 Ventures. He also serves as a director of the publicly-traded company Targacept, Inc., and serves as a director of several private biotechnology companies. Mr. Richard was previously Executive Vice President, Business Development at SEQUUS Pharmaceuticals, Inc., where he was responsible for negotiating the acquisition of SEQUUS by ALZA Corporation. Prior to joining SEQUUS, Mr. Richard held the positions of Vice President, Corporate Development for VIVUS, Inc. and Senior Vice President, Business Development of Genome Therapeutics Corporation, where he was responsible for establishing numerous pharmaceutical alliances. He was also co-founder and original Chief Executive Officer of IMPATH Laboratories, Inc., a leading cancer pathology reference laboratory in the United States. Mr. Richard received his M.B.A. from Harvard Business School and his B.S. from Stanford University.
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
Audit Committee
     Our Audit Committee has three members, Messrs. Wyzga, Penner and Richard. Mr. Wyzga is the chairman of the Audit Committee. During 2007 and in 2008, until he assumed his role as Executive Chairman in February 2008, Dr. Pendergast served on our Audit Committee. Mr. Richard was appointed to fill the vacancy created by Dr. Pendergast’s resignation from the Audit Committee on February 14, 2008. Although Mr. Richard did not meet the independence requirement ordinarily imposed with respect to Audit Committee members at the time of his appointment, Mr. Richard was appointed to the Audit Committee in accordance with the exemption under Nasdaq Marketplace Rule 4350(d)(2)(B). At that time, the Board of Directors determined that, given Mr. Richard’s business and financial experience, along with his in-depth knowledge of our business, his appointment was in the best interest of the Company and our stockholders. Mr. Richard met the independence requirement in May 2008.

     Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent auditors. In addition, our Audit Committee pre-approves the engagement of our independent auditors, reviews annual and quarterly financial statements and reports, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. Nasdaq rules require that all members of the Audit Committee be independent directors, as defined by the rules of the Nasdaq and the SEC, as such standards apply specifically to members of audit committees. Our Board of Directors has determined that the current members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by Nasdaq, as such standards apply specifically to members of audit committees. The Board has determined that Mr. Wyzga is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.
Executive Officers
     The following table sets forth certain information regarding our current executive officers as of April 1, 2009. All of our executive officers are at-will employees.

Name	Age	Position
Georges Gemayel, Ph.D.	48	President and Chief Executive Officer, Director
Kenneth Attie, M.D.	52	Vice President, Clinical Development and Medical Affairs
Thomas J. Phair, Jr.	46	Vice President, Finance, Treasurer and Assistant Secretary
Jill E. Porter, Ph.D.	46	Vice President, Process Development and Engineering
   Georges Gemayel, Ph.D. See biography above.
     Kenneth Attie, M.D. has served as our Vice President, Clinical Development & Medical Affairs since May 2008. Prior to joining us full time, Dr. Attie was a clinical consultant for Altus on the ALTU-238 project beginning in April 2007. From March 2005 to February 2007, Dr. Attie was Vice President, Clinical Development & Medical Affairs and Chief Medical Officer for Insmed, Inc., where he was responsible for obtaining FDA approval of an IGF-1-related product. From January 2001 to February 2005, Dr. Attie was a clinical consultant for various biotechnology companies internationally. From September 1988 to December 2000, Dr. Attie held positions of increasing responsibility at Genentech, Inc., including Senior Clinical Scientist responsible for growth hormone products, including obtaining FDA approval for a long-acting growth hormone product. Dr. Attie was Assistant Clinical Professor of Pediatrics at the University of California, San Francisco Medical Center during that time. Dr. Attie is board certified in Pediatrics and Pediatric Endocrinology. He did his residency at New York University Medical Center and his Pediatric Endocrine Fellowship at UCSF Medical Center. Dr. Attie received his M.D. from NYU School of Medicine and B.A. from the University of Michigan, Ann Arbor.
     Thomas J. Phair, Jr. has served as our Vice President, Finance, Treasurer and Assistant Secretary since March 2009. Mr. Phair joined us in July 2006 as Senior Director of Finance, Corporate Controller. From 2002 to July 2006, Mr. Phair was Corporate Controller at ArQule, Inc. Before 2002, Mr. Phair held financial management positions at various companies, including Exchange Technologies, Inc., Gomez, Inc, PAREXEL International Corp, Nashua Corporation and Price Waterhouse LLP. Mr. Phair received a B.B.A. from the University of Massachusetts, Amherst.
     Jill E. Porter, Ph.D. has served as our Vice President, Process Development and Engineering since September 2007. Prior to joining us, Dr. Porter was employed at Roche for 16 years in positions of increasing responsibility including Director, Biopharmaceuticals from February 2001 through August, 2007. Dr. Porter holds an MBA from Columbia University, a Ph.D. in Agricultural Engineering from Purdue University and a B.S. in Chemical Engineering from the Massachusetts Institute of Technology.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     Our records reflect that all reports required to be filed pursuant to Section 16(a) of the Exchange Act by our executive officers and directors have been filed on a timely basis.
Code of Conduct and Ethics
     We have adopted a code of conduct and ethics that applies to all of our employees, including our principal executive officer and principal financial and accounting officer, and our directors. The text of the code of conduct and ethics is posted on our website at www.altus.com and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 333 Wyman Street, Waltham, MA 02451. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial and accounting officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of The Nasdaq Stock Market.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     The primary objectives of the Compensation Committee of our Board of Directors with respect to executive compensation are to attract and retain the best possible executive talent, to motivate them to achieve corporate objectives, and reward them for superior performance. The focus is to tie short and long-term cash and equity incentives, in the form of stock options, to the achievement of measurable corporate and individual performance objectives, and to align executives’ incentives with stockholder value creation. To achieve these objectives, the Compensation Committee has developed a compensation plan that ties a substantial portion of executives’ overall compensation to our research, clinical, regulatory, commercial and operational performance. Because we believe the performance of every employee is important to our success, we are mindful of the effect our executive compensation and incentive programs have on all of our employees.
     As discussed more fully below in our specific discussion of salaries, annual stock option awards and annual cash bonuses, we have undergone a strategic realignment in connection with our decision to discontinue the Trizytek program and focus our development efforts on ALTU-238. This decision to conserve our financial resources for the development of ALTU-238 also affected the compensation decisions we made with respect to performance in 2008 and our compensation philosophy and objectives for 2009. As a result, our compensation philosophy going forward is focused more heavily on creating the foundation for value creation in the future and on retention of our management and research and development teams through this transition period.
   Determining Executive Compensation
     In 2008, management continued our previously developed compensation plans by utilizing publicly available compensation data and subscription compensation survey data for national and regional companies in the biotechnology industry, in particular data obtained from Radford Biotechnology Surveys, prepared by AON Consulting, Inc. We believe these data provide us with appropriate compensation benchmarks because these companies have similar organizational structures and tend to compete with us for executives and other employees. For benchmarking executive compensation, we typically review the compensation data we have collected from the surveys, as well as various subsets of these data, to compare elements of compensation based on certain characteristics of the Company, such as number of employees and number of shares of stock outstanding. While benchmarking provided a significant basis for structuring the compensation plan, it was not the sole basis because comparable companies have varying equity structures and competitive sources of talent. The Compensation Committee established appropriate levels of cash and equity-based compensation by taking into consideration employee recruitment and retention needs as well as the percentage of our outstanding equity that was appropriate to allocate to executive compensation.
     Based on management’s analyses and recommendations, and subject to the strategic alignment announced by the Company in January 2009, the Compensation Committee continued to implement a pay-for-performance compensation philosophy, which is intended to bring base salaries and total executive compensation in line with approximately the 50th percentile (50th to 75th percentile in the case of our Chief Executive Officer) of the companies with a similar number of employees represented in the compensation data we review.

     We worked within the framework of this pay-for-performance philosophy in 2008 to determine each component of an executive’s initial compensation package based on numerous factors, including:
•	the individual’s particular background and circumstances, including training and prior relevant work experience and uniqueness of industry skills;

•	the individual’s role with us and the compensation paid to similar persons in the companies represented in the compensation data that we review;

•	the demand for people with the individual’s specific expertise and experience at the time of hire;

•	performance goals and other expectations for the position; and

•	comparison to other executives within our Company having similar levels of expertise and experience.
     Each of our employees, including our executive officers, is assigned to a pay grade, determined by comparing position-specific duties and responsibilities with the market pay data and our internal structure. Each pay grade has a salary range with corresponding annual and long-term, non-cash incentive award opportunities. As noted above, salary ranges and incentive award opportunities are established with a view to being in line with approximately the 50th percentile of the companies that we consider to be peers, in terms of size and industry sectors, while taking into account our particular equity structure and recruitment and retention needs. Ranges are established to be broad enough to provide flexibility as well as the ability to grant annual increases based on performance without having to change an employee’s pay grade each year. We believe this is the most transparent and flexible approach to achieve the objectives of the executive compensation program.
   Establishment of Goals and Performance Evaluations
     Annual Performance Management Program
     During the first quarter of each year, our President and Chief Executive Officer ordinarily submits his proposal for the Company’s goals for that year to our Board of Directors. The Board of Directors reviews the proposed goals, makes any adjustments it believes are necessary or warranted and approves a set of Company goals for the year. Once the Company’s goals are established, each employee, including our executive officers, develops a written individual set of goals to support the goals of their respective department and the Company as a whole. Our President and Chief Executive Officer reviews and approves the goals of each of our vice presidents, who themselves approve the goals of the employees within their department. The Company goals approved by our Board of Directors are also the individual goals for our President and Chief Executive Officer. The goals of each of our executive officers are reviewed and approved by our President and Chief Executive Officer. Both the Company’s goals and each individual’s goals are designed to be specific, measurable, timed and challenging, but achievable. At year end, each executive is reviewed and his or her performance is evaluated. The performance review process is designed to measure and reward executives for their job performance in the prior year. Performance is measured by evaluating two components: (a) measurement of the individual’s performance, based on knowledge, experience, achievement and leadership behaviors relative to the responsibilities of the position, which results in a merit rating, and (b) measurement of the level of achievement of established goals for the year. Salary increases are based on an executive’s merit rating for the prior year, and bonuses are based on the level of achievement of individual and Company goals. Stock option awards are based on a combination of an executive’s merit rating, which takes into account performance and, to a certain extent, the achievement of individual goals and the achievement of Company goals. Special recognition awards and promotions, to the extent granted, are tied to assumption of new responsibilities and the achievement of these Company and individual performance goals, as well as an executive’s merit rating. In addition to rating performance, during the annual review process, our President and Chief Executive Officer also determines if any executive officer should be promoted and, if there are significant differences in how he or she is compensated as compared to industry benchmarks, propose any additional adjustments to be made.
     This collaborative annual review process begins in December of each year with each executive completing a written self-evaluation. The annual reviews of our executive officers are conducted by our President and Chief Executive Officer, who reviews each executive’s self-evaluation and provides his own evaluation. Following his review of our executive officers, our President and Chief Executive Officer prepares compensation recommendations for our executive officers, which are reviewed and finalized with our Senior Director of Human Resources. The final recommendations are then submitted, together with the recommendations for all our employees, to the Compensation Committee, along with an analysis supporting the recommendations, which summarizes the performance of each executive. The President and Chief Executive Officer may also discuss this analysis with the Compensation Committee. The Compensation Committee may accept or adjust the recommendations, and the use of these recommendations in making compensation decisions is in its discretion. After the Compensation Committee approves the final set of compensation awards and adjustments, the President and Chief Executive Officer then meets with each executive officer to deliver the performance reviews and discuss any compensation adjustments.
     Our Compensation Committee, with contributions from the other members of our Board of Directors, determines the level of achievement of the Company’s goals, evaluates our President and Chief Executive Officer’s performance and decides on any compensation adjustments to be made with respect to his compensation.
     Our Company goals for 2008, which were established in the first quarter of 2008, were challenging and involved significant technical hurdles. The Compensation Committee considered the Company’s level of achievement of the following Company goals, together with the associated weights assigned to each. We refer to these goals as the “2008 Company Goals.”

		% Achieved (as
		Determined by the
		Compensation	Weight
2008 Company Goals	Weight	Committee)	Achieved
Successfully complete Phase III efficacy trial for Trizytek in the third quarter of 2008; maintain the timing of the filing of a New Drug Application for Trizytek in the first half of 2009; enter into a drug product manufacturing agreement in timeframe that supports a commercial launch in the first quarter of 2010	35%	80%	28%

Complete Phase Ic pharmacokinetic and pharmacodynamic trial for ALTU-238 in the third quarter of 2008 to enable an initiation of a pediatric Phase II trial in the first quarter of 2009; secure a long-term supply of hGH that would ultimately support commercialization; secure a term sheet for global or US/Europe partnership by end of 2008	20%	90%	18%

Complete Phase I trial and report data for ALTU-237 in the second quarter of 2008; continue formulation work to improve the formulation and complete a program plan and budget	10%	100%	10%

Complete necessary animal pharmacology to enable go/no go decision on ALTU-236 and ALTU-242	10%	90%	9%

Complete a preliminary strategic plan in the first half of 2008	10%	100%	10%

Prepare the Company for a financing; managing expenses; execute on relocation to Waltham office space; maintaining regulatory compliance	15%	100%	15%

Total Achieved:			90%/100%
In determining the percentage of each of our goals that we achieved during 2008, the Compensation Committee took into account the magnitude of the technical and other challenges that were involved, as well as the end result.
   Compensation Components
     The components of our compensation package are as follows:
   Base Salary
     Base salaries for our executives are established based on the scope of their responsibilities and their prior relevant background, training, and experience, taking into account competitive market compensation paid by the companies represented in the compensation data we review for similar positions and the overall market demand for such executives at the time of hire. As with total executive compensation, we believe that executive base salaries should generally target the 50th percentile of the range of salaries for executives in similar positions and with similar responsibilities in the companies of similar size to us represented in the compensation data we review. An executive’s base salary is also evaluated together with other components of the executive’s compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy.
     Base salary increases have historically been based on a merit rating resulting from the annual review process. The level of merit increase is based, in part, on benchmarking data from Radford. The Radford Survey provides an average performance increase for comparable companies. We use that data to establish our own higher or lower percentage increases based on an individual’s merit rating with the goal of the aggregate increases resulting in that average. For example, the average performance increase for 2008 for comparable companies based on the Radford data was 4%. Using that average, we typically establish a distribution in which, depending on the level of performance, employees received a lower or higher percentage merit salary increase for the applicable year. These merit increase values are designed to delineate the various levels of performance in order to recognize and reward the high performing employees. To achieve this goal, certain ratings are assigned absolute values while others are assigned ranges to allow for varying degrees of performance within these categories.
     In light of the decision to conserve cash resources and focus on the development of ALTU-238 in 2009, the Compensation Committee determined to keep base salaries at the 2008 levels for each of the Company’s executive officers, with the exception of Thomas Phair, who was promoted to assume responsibility as our principal financial and accounting officer in March 2009 and received a base annual salary increase from $187,000 to $200,000.
   Annual Cash Bonus
     Our executive officers earn an annual cash bonus up to a certain percentage of their annual base salary. The intent of the bonus plan is to provide competitive cash compensation through an annual variable pay plan that reflects the Company’s performance and the individual’s performance as measured against goals and objectives. The target percentage of each executive’s bonus is based on his or her position at the Company. The bonus plan is based on two components: the extent to which the Company achieves its goals and the extent to which the employee achieves his or her individual goals. As an executive’s level of responsibility at the Company increases, the portion tied to the achievement of Company goals increases and the portion tied to individual goals decreases. These target bonus percentages are generally set forth in the executive’s offer letter, but are subject to further adjustment at the discretion of the Compensation Committee when it deems such adjustment to be appropriate in connection with changes in responsibility, actual performance or the need for special recognition. The target bonus percentages that the Company set for 2008 for the positions of Vice President and above and the portions of the bonus that are tied to Company and individual goals are set forth in the table below.

	Target Bonus	Percentage Tied to	Percentage Tied to
	Percentage of	Achievement of	Achievement of
Eligibility Group	Base Salary	Company Goals	Individual Goals
President and CEO	50%	100%	0%

Executive and Senior Vice President	40%	75%	25%

Vice President (Executive Officer)	35%	75%	25%
     Our bonus program is designed to enable us to attract talented executives and add an additional compensation incentive in the form of variable pay. As part of the annual review process, performance of each executive is evaluated against the objectives that were mutually established by the executive and our President and Chief Executive Officer. A determination is made by the Compensation Committee as to the percent of the goals achieved by the Company, and by our President and Chief Executive Officer as to the percent of the individual goals achieved by the executive, and the bonus is calculated based on these percentages, subject to adjustment in the Compensation Committee’s discretion. Bonus awards are generally prorated for individuals who joined the Company during the applicable year.
     Bonus Payments in 2008
     In determining bonus and other compensation of executive officers for 2008, the Compensation Committee utilized its discretion in determining whether the 2008 Company Goals were met in the aggregate. The Compensation Committee involved the full Board of Directors in its deliberations regarding bonus compensation for

2008. In determining bonus compensation, Compensation Committee took into account the achievement of the 2008 Company Goals, the decision to discontinue the Trizytek program and focus development efforts on ALTU-238, the importance of retaining and motivating our employees including our executive officers, our constrained financial resources and general economic conditions, including the current capital raising environment. In light of these factors, the Compensation Committee determined that, despite achieving the 2008 Company Goals at the 90% level, the best allocation of our existing resources would be to focus on the development of ALTU-238 and make employment decisions based on retaining and providing sufficient incentives to continuing employees to build future shareholder value. Therefore, it determined not to pay any bonuses for fiscal 2008. Because of this decision, the Compensation Committee determined that it was not material to review the achievement of individual goals of the Company’s executive officers for 2008 for purposes of determining bonus compensation.
     Bonus Compensation for 2009
     We anticipate that bonus compensation in 2009 will again be based on the achievement of Company goals and individual goals for the employee. We have set the target bonus percentages for the positions of Vice President and above for 2009, which will be similar to those set forth in the table above, except that all Vice Presidents will have a Target Bonus Percentage of 25% of their Base Salaries. Because of the strategic alignment of the Company announced in January 2009, the Company has not yet completed establishing its goals for 2009. Once this process is completed, the process for setting individual goals will begin.
   Long-Term Incentives
     We believe that long-term performance is achieved through an ownership culture that encourages long-term participation by our executive officers in equity-based awards, in the form of stock options. Our Amended and Restated 2002 Employee, Director and Consultant Stock Plan, as amended, or our 2002 Stock Plan, allows the grant to executive officers of stock options, restricted stock, and other equity-based awards. Unless otherwise stated below, these options have an exercise price equal to the closing price of our common stock on the date of grant, and have a four-year vesting schedule with 1/16th of the shares vesting on the last day of each successive three-month period following the date of grant. To date, we have only granted stock options but we may consider the possibility of granting other types of equity awards as our business strategy evolves. We typically make an initial stock option award to newly hired executives and performance-based awards as part of our overall compensation program as well as option grants to reflect promotions, as necessary.
   Initial Stock Option Awards
Executives who join us are awarded an initial stock option grant. The date of grant for these options is generally the first day of the officer’s employment. In the case of stock options granted to Dr. Gemayel when he joined the Company in June 2008, the first 25 percent of such options will vest on the first anniversary of Dr. Gemayel’s employment with the Company, and the remaining 75 percent will vest quarterly over the following three years. The amount of the initial stock option award is determined based on the executive’s position with us and an analysis of the competitive practices of the companies similar in size to us represented in the compensation data that we review with the goal of creating a total compensation package for new employees that is competitive with other biotechnology companies and that will enable us to attract high quality people. Our President and Chief Executive Officer is authorized by the Compensation Committee to make initial stock option grants to non-executive employees within certain parameters, beyond which Compensation Committee approval is required.
   Annual Stock Option Awards
     Our practice is to make annual stock option awards as part of our overall performance management program to executives who meet or exceed a certain threshold merit rating. The Compensation Committee believes that stock options provide management with a strong link to long-term corporate performance and the creation of stockholder value. As is the case when the amounts of base salary and initial option awards are determined, a review of all components of the executive’s compensation is conducted when determining annual option awards to ensure that an executive’s total compensation conforms to our overall philosophy and objectives. A pool of options is reserved for executives and non-executives based on setting a target grant level for each employee category, with the higher ranked employees being eligible for a higher target grant. Annual performance option grants are prorated for employees who were employed for only part of the fiscal year. The timing of these grants is not coordinated with the public release of nonpublic material information.
   Promotion Grants

     If an executive receives a promotion during the year, at the time the Compensation Committee reviews our annual recommendations for compensation adjustments, we also recommend that the Compensation Committee approve stock option grants to reflect the promotion. Promotion grants may also be awarded at the discretion of the Compensation Committee at the time of promotion. In May 2008, Mr. Lieber was promoted to Senior Vice President, Chief Financial Officer and Treasurer and received a promotion grant of 45,000 stock options; Dr. Blank received a promotion grant of 50,000 stock options in connection with his promotion to Executive Vice President and Chief Medical Officer; and Dr. Gotwals received a promotion grant of 35,000 stock options in connection with his appointment to the Executive Management Team. The method for determining each promotion grant is based on the numbers used for determining an initial stock option grant for the position and determining the difference in the midpoint of the new job code from the existing job code.
 Stock Option Grants in 2008
     On February 25, 2008, the Compensation Committee granted our executive officers option awards as of part of the Compensation Committee’s annual stock option grants to all of our officers and employees. These awards represented compensation for performance in 2007, were awarded under our 2002 Stock Plan and vest as to 1/16th of the shares on the last day of each successive three-month period following January 1, 2008. These options were granted with an exercise price of $5.72, the closing price of our common stock on February 25, 2008.
     Stock Option Grants in 2009
     As part of our strategic realignment, the Board of Directors approved the granting of new stock option awards to continuing employees, including our continuing executive officers, on January 27, 2009 to provide ongoing incentives to create stockholder value as we develop ALTU-238. In determining the amount of these options, the Compensation Committee considered that there had been no salary increases or bonuses for employees or executive officers at the end of 2008. These were awarded under our 2002 Stock Plan and vest as to 1/16th of the shares on the last day of each successive three-month period following the date of grant and were granted with an exercise price of $0.22, the closing price of our common stock on January 27, 2009. Our continuing officers received the following awards: to Dr. Gemayel, options to purchase 1,000,000 shares, which consisted of an option award to purchase 560,000 shares awarded on January 27, 2009 and the repricing of options to purchase 440,000 shares on February 19, 2009 at an exercise price of $0.19; and to Drs. Attie and Porter and Mr. Phair, options to purchase 250,000 shares.
Other Compensation
     We maintain broad-based benefits and perquisites that are provided to all employees, including health insurance, life and disability insurance, dental insurance and a 401(k) plan. In particular circumstances, we also utilize cash signing bonuses when certain executives and senior non-executives join us. Such cash signing bonuses are typically repayable in full to the Company if the recipient voluntarily terminates employment with us prior to the first anniversary of the date of hire and are repayable in part if the recipient voluntarily terminates employment with us between the first anniversary and the second anniversary of the date of hire. Whether a signing bonus is paid and the amount thereof is determined on a case-by-case basis under the specific hiring circumstances. In addition, we may assist with certain expenses associated with an executive joining and maintaining their employment with us. For example, we reimbursed our former President and Chief Executive Officer for commuting costs, which we believe facilitated his ability to conduct business activities on behalf of the Company. Also, in 2008, because our Vice President of Commercial Development relocated to join the company, we reimbursed her for her housing costs. We have also provided tax reimbursement compensation associated with these taxable benefits.
     We believe these forms of compensation create additional incentives for an executive to join our Company in a position where there is high market demand. These forms of compensation have been, to date, recommended by our President and Chief Executive Officer and approved by the Compensation Committee in its discretion, and are typically structured to not exceed certain monetary amounts and/or time periods. These forms of compensation are generally subject to repayment on a pro-rata basis if the executive terminates his or her employment within one or two years of their date of hire.
Compensation of our President and Chief Executive Officer
          On June 2, 2008, in connection with Dr. Gemayel’s appointment as President and Chief Executive Officer, the Company extended an offer letter (the “Offer Letter”) to Dr. Gemayel and entered into a Severance and Change in Control Agreement. The Offer Letter entitles Dr. Gemayel to receive an annual base salary of $540,000. As disclosed above, Dr. Gemayel also has the opportunity to earn an annual performance bonus of up to 50% (which may by increased at the discretion of the Compensation Committee) of his earned salary, based on the achievement of a series of personal and Company objectives that the Compensation Committee and Dr. Gemayel will define annually. Pursuant to the Offer Letter, Dr. Gemayel is also entitled to participate in employee benefits offered by the Company to its executive employees.
          In addition Dr. Gemayel was granted stock options to purchase up to 900,000 shares of common stock at an exercise price per share $4.07 per share, 440,000 of which were repriced in connection with our strategic realignment as described above under “—Long Term Compensation.”
          Dr. Gemayel’s employment arrangement was negotiated at arms-length with the Board of Directors and the Compensation Committee. The Compensation Committee believes that Dr. Gemayel’s compensation is reasonable based on peer group surveys of local and national biotechnology companies and input from the recruiting firm we retained in connection with our search for a new chief executive officer. The Compensation Committee believes Dr. Gemayel’s compensation package effectively links shareholder and Company performance to Dr. Gemayel’s total compensation through the use of long-term awards and cash compensation.
Termination-based Compensation
   Severance and Change in Control Agreements
     The Compensation Committee recognizes that executives, especially highly ranked executives, often face challenges securing new employment following termination. Based on these determinations, the Compensation Committee has approved severance and change in control arrangements with each of our executive officers.
In particular, the Compensation Committee and the Board of Directors has determined that the retention of our executive team over the next 18-24 months is critically important to our success in creating stockholder value in the development of ALTU-238 and that severance and change in control agreements provide a significant incentive in retaining our executive team during the present uncertainty with respect to our financial position. Therefore, as part of the overall compensation of our executive officers, the Board approved the terms of a severance policy for all non-executive employees continuing with the Company and approved amendments to the severance and change in control agreements of our continuing executive officers other than Dr. Gemayel that entitle the executives to receive, upon termination other than for cause, payments equal to twelve months of the executive’s then-current salary if he or she is terminated. The severance and change in control agreements include the officer’s agreement regarding non-competition and non-solicitation for the applicable severance period following termination. Receipt of any benefits at the time of termination is further conditioned on the executive officer executing a written release of us from any and all claims arising in connection with his or her employment. The amounts payable under the severance policy for non-executive employees has been placed in a collateralized account for the benefit of such employees. As a public company, we have continued to review the practices of companies similar to us, and we believe that the terms of the severance and change in control arrangements with our executive officers are generally in line with severance packages offered to chief executive officers and other executive officers of the public companies of similar size to us represented.
     In connection with Mr. Berkle’s resignation on February 4, 2008, we entered into a separation agreement with Mr. Berkle, pursuant to which he is entitled to receive the payments and benefits set forth in his severance and change in control agreement and his employment agreement, as well as certain additional payments negotiated at the time of his resignation. The Compensation Committee approved the payment of a $166,250 cash bonus to Mr. Berkle related to his services during the fiscal year ended December 31, 2007. The Compensation Committee determined that it was appropriate to award this bonus payment to Mr. Berkle, because he would have received a cash bonus in this amount based on the percentage of Company goals that were achieved during 2007 had he not resigned in February 2008.
     The specific terms of these agreements are further described below under “Potential Payments upon Termination or Change in Control — Severance and Change of Control Agreements.”
   Acceleration of Vesting of Stock Option Awards
     Pursuant to our stock option agreements with our executive officers, in the event of a change in control, as defined in our 2002 Stock Plan, the vesting of outstanding stock option awards held by these executive officers will accelerate if the executive officer is terminated for certain reasons after a change in control, which we refer to as

“double trigger” acceleration. See “Potential Payments upon Termination or Change in Control — Change in Control Arrangements Under Our 2002 Stock Plan” below for a detailed discussion of these provisions. We believe a “double trigger” requirement maximizes stockholder value because it prevents an unintended windfall to management in the event of a friendly, or non-hostile, change in control. Under this structure, unvested option awards under our 2002 Stock Plan would continue to provide our executives with the incentive to remain with the Company after a friendly change in control.
Conclusion
     Our compensation policies are designed to retain and motivate our senior executive officers and to ultimately reward them for outstanding individual and corporate performance.
Summary Compensation Table
     The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2006, 2007 and 2008 to (1) our President and Chief Executive Officer, (2) our Chief Financial Officer, (3) our three most highly compensated executive officers, other than our President and Chief Executive Officer and our Chief Financial Officer, our Former Chief Executive Officer and Executive Chairman, who served in their respective position during a portion of 2008 and one other additional executive officer who was not employed by us at December 31, 2008, but whose total compensation during 2008 was among the three most highly compensated executive officers, other than our President and Chief Executive Officer and our Chief Financial Officer.

					Option	All Other
		Salary			Awards	Compensation
Name and Principal Postion	Year	($)	Bonus ($)		($)(1)	($)		Total ($)
George Gemayel, Ph.D.	2008	311,538	—		344,616	6,048	(2)	662,202
President and Chief Executive Officer

Jonathan I. Lieber	2008	293,921	—		253,094	11,646	(3)	558,661
Senior Vice President, Chief Financial	2007	268,500	71,656		241,741	11,427		593,324
Officer and Treasurer	2006	250,000	70,000		96,419	11,196		427,615

Burkhard Blank, M.D.	2008	413,728	—		795,670	11,646	(4)	1,221,044
Executive Vice President and Chief	2007	379,849	151,828		723,260	55,483		1,310,420
Medical Officer	2006	206,365	215,408		379,911	77,718		879,402

John M. Sorvillo, Ph.D.	2008	262,011	—		384,372	11,646	(5)	658,029
Vice President, Business Development	2007	251,940	63,930		367,215	11,427		694,512

Philip J. Gotwals Ph.D.	2008	267,701	—		199,679	11,646	(6)	479,026
Vice President, Program Management

David D. Pendergast, Ph.D. (7)	2008	98,077	37,500	(8)	399,569	48,622	(9)	583,768
Former Executive Chairman

Sheldon Berkle	2008	47,500	—		175,293	438,411	(10)	661,204
Former President and Chief	2007	475,000	166,250		596,364	36,429		1,274,043
Executive Officer	2006	412,000	164,800		283,318	35,766		895,884

Lauren Sabella	2008	219,073	18,693	(11)	524,135	116,740	(12)	878,641
Former Vice President, Commercial	2007	273,878	73,091		681,665	67,840		1,096,474
Development	2006	178,362	224,200		415,315	62,589		880,466

(1)	See Notes 3 and 16 to our audited consolidated financial statements for the year ended December 31, 2008 included in the Annual Report for details as to the assumptions used to determine the fair value of the option awards and Note 16 to our audited consolidated financial statements for the year ended December 31, 2008 included in the Annual Report describing all forfeitures during the year ended December 31, 2008. Our executive officers will not realize the value of these awards in cash until these awards are exercised and the underlying shares are subsequently sold. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report.

(2)	Consists of $5,400 in matching contributions made under our 401(k) plan and $648 in life and long-term disability insurance premiums.

(3)	Consists of $10,350 in matching contributions made under our 401(k) plan and $1,296 in life and long-term disability insurance premiums.

(4)	Consists of $10,350 in matching contributions made under our 401(k) plan and $1,296 in life and long-term disability insurance premiums.

(5)	Consists of $10,350 in matching contributions made under our 401(k) plan and $1,296 in life and long-term disability insurance premiums.

(6)	Consists of $10,350 in matching contributions made under our 401(k) plan and $1,296 in life and long-term disability insurance premiums.

(7)	Dr. Pendergast served as our Executive Chairman from February 4, 2008 through June 2, 2008.

(8)	Represents a cash bonus for performance during the period which Dr. Pendergast held the position of Executive Chairman.

(9)	Consists of $5,582 in matching contributions made under our 401(k) plan, $540 in life and long-term disability insurance premiums and $42,500 in fees paid to Dr. Pendergast (of which $10,000 was paid in 2009) under our director compensation policy for his services on our Board of Directors in 2008.

(10)	Consists of $420,192 in severance costs, $481 for payment of accrued but unused vacation, $2,399 in matching contributions made under our 401(k) plan, $216 in life and long-term disability insurance premiums and $15,123 for the reimbursement of moving related costs incurred by Mr. Berkle.

(11)	Represents a cash bonus for performance during the portion of 2008 which Ms. Sabella was an employee.

(12)	Consists of $65,735 in severance costs, $1,013 for payment of accrued but unused vacation, $10,350 in matching contributions made under our 401(k) plan, $972 in life and long-term disability insurance premiums and $38,670 for the reimbursement of housing related costs incurred by Ms. Sabella.
2008 Grants of Plan-Based Awards
     The following table shows information regarding grants of equity awards during the fiscal year ended December 31, 2008 to the executive officers named in the Summary Compensation Table above.

		All Other
		Option
		Awards:		Grant Date
		Number of	Exercise or	Fair Value of
		Securities	Base Price of	Stock and
		Underlying	Option	Option
Name	Grant Date	Options (#)	Awards ($/Sh)	Awards (1)
Georges Gemayel, Ph.D.	6/2/08	900,000 (2)	4.07	2,373,300
President and Chief Executive Officer

Jonathan I. Lieber	2/25/08	28,000 (3)	5.72	109,474
Senior Vice President, Chief Financial	5/22/08	45,000 (4)	4.41	127,908
Officer and Treasurer

Burkhard Blank, M.D.	1/10/08	50,000 (5)	5.87	201,020
Executive Vice President and Chief Medical Officer	2/25/08	17,500 (3)	5.72	68,422
	5/22/08	12,500 (6)	4.41	35,530

		All Other
		Option
		Awards:		Grant Date
		Number of	Exercise or	Fair Value of
		Securities	Base Price of	Stock and
		Underlying	Option	Option
Name	Grant Date	Options (#)	Awards ($/Sh)	Awards (1)
John M. Sorvillo, Ph.D.	2/25/08	17,500 (3)	5.72	68,422
Vice President, Business Development

Philip Gotwals	1/10/08	30,000 (7)	5.87	120,612
Vice President, Program Management	2/25/08	28,000 (3)	5.72	109,474

David D. Pendergast, Ph.D.	2/4/08	75,000 (8)	5.60	287,078
Former Executive Chairman	6/12/08	15,274 (9)	3.93	38,892

Lauren M. Sabella	2/25/08	17,500 (3)	5.72	68,422
Former Vice President, Commercial Development

(1)	See Notes 3 and 16 to our audited consolidated financial statements for the year ended December 31, 2008 included in the Annual Report for details as to the assumptions used to determine the fair value of the options awards and Note 16 to our audited consolidated financial statements for the year ended December 31, 2008 included in the Annual Report describing all forfeitures during the year ended December 31, 2008. Our executive officers will not realize the value of these awards in cash until these awards are exercised and the underlying shares are subsequently sold. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report.

(2)	Represents a stock option grant to Dr. Gemayel in connection with his commencement of employment at President and Chief Executive Officer. 340,000 options included in this grant were granted under our 2002 Stock Plan and 560,000 of these options were granted as an inducement award to purchase shares in reliance upon NASDAQ Marketplace Rule 4350(i)(1)(A)(iv). All of these options were granted with an exercise price of $4.07, the closing price of our common stock on the date of grant as reported by The Nasdaq Global Market. 1/4th of these options vest on June 2, 2009 and the remainder of the options vest 1/16th every three months commencing June 2, 2009.

(3)	Represents annual stock option awards for 2007 performance that were granted in 2008. These options were granted under our 2002 Stock Plan with an exercise price of $5.72, the closing price of our common stock on the date of grant as reported by The Nasdaq Global Market, and vest 1/16th every three months over four years commencing January 1, 2008.

(4)	Represents a stock option grant in connection with Mr. Lieber’s promotion to Senior Vice President. This option was granted under our 2002 Stock Plan with an exercise price of $4.41, the closing price of our common stock on the date of grant as reported by The Nasdaq Global Market, and vests 1/16th every three months over four years commencing May 22, 2008.

(5)	Represents a stock option grant in connection with Dr. Blank’s promotion to Executive Vice President. This option was granted under our 2002 Stock Plan with an exercise price of $5.87, the closing price of our common stock on the date of grant as reported by The Nasdaq Global Market, and vests 1/16th every three months over four years commencing January 10, 2008.

(6)	Represents a stock option grant in connection with Dr. Blank’s assumption of additional management and administrative responsibilities during the period Dr. Pendergast held the position of Executive Chairman. This option was granted under our 2002 Stock Plan with an exercise price of $4.41, the closing price of our common stock on the date of grant as reported by The Nasdaq Global Market, and vests 1/16th every three months over four years commencing May 22, 2008.

(7)	Represents a stock option grant in connection with Dr. Gotwals’ appointment to the Executive Management Team. This option was granted under our 2002 Stock Plan with an exercise price of $5.87, the closing price of our common stock on the date of grant as reported by The Nasdaq Global Market, and vests 1/16th every three months over four years commencing January 10, 2008.

(8)	Represents a stock option grant in connection with Dr. Pendergast’s commencement as Executive Chairman. This option was granted under our 2002 Stock Plan with an exercise price of $5.60, the closing price of our common stock on the date of grant as reported by The Nasdaq Global Market. 37,500 of these options vested immediately and 12,500 options vested each month until fully vested on May 4, 2008.

(9)	Represents stock option grants in connection with Dr. Pendergast’s position on the Board of Directors. Dr. Pendergast received an annual stock option grant of 8,722 shares as a member of our Board of Directors and an initial stock option grant of 6,552 shares as a result of being appointed to the Compensation Committee of the Board of Directors. These options were granted under our 2002 Stock Plan with an exercise price of $3.93, the closing price of our common stock on the date of grant as reported by The Nasdaq Global Market, and vests 1/16th every three months over four years commencing June 12, 2008.
   Offer Letters
     We do not have formal employment agreements with any of our other executive officers named in the Summary Compensation Table and each of these executive officers is employed with us on an at-will basis. However, certain elements of the executive officers’ compensation and other employment arrangements are set forth in letter agreements that we executed with each of them at the time their employment with us commenced and derived from bonus arrangements approved by the Compensation Committee. The letter agreements provide, among other things, the executive officer’s initial annual base salary and initial stock option grant. These letter agreements are further described below. Since the date of the letter agreements entered into with our executive officers, the compensation paid to each has been increased and additional stock options have been granted.
     Jonathan I. Lieber. Pursuant to a letter agreement dated May 30, 2002 between us and Mr. Lieber, we agreed to employ Mr. Lieber as Vice President of Finance beginning in July 2002. Mr. Lieber was subsequently promoted to Vice President, Chief Financial Officer and Treasurer and then to Senior Vice President, Chief Financial Officer and Treasurer.
     Burkhard Blank, M.D. Pursuant to a letter agreement dated June 2, 2006 between us and Dr. Blank, we agreed to employ Dr. Blank as Senior Vice President, Medicine, Regulatory Affairs, and Project Management beginning on June 8, 2006. Dr Blank was promoted to the position of Executive Vice President and Chief Medical Officer in October 2007. Under the terms of the letter agreement and bonus arrangements, Dr. Blank was eligible to receive an annual cash bonus of up to 40% of his base salary based on the achievement of Company and individual goals. In connection with the execution of the letter agreement, we paid Dr. Blank a $150,000 sign-on bonus. In addition, we agreed to reimburse Dr. Blank up to $70,000 for his relocation expenses and to pay Dr. Blank a tax reimbursement in connection with these benefits.
     Lauren M. Sabella. Pursuant to a letter agreement dated April 4, 2006 between us and Ms. Sabella, we agreed to employ Ms. Sabella as Vice President, Commercial Development beginning on May 1, 2006. Under the terms of the letter agreement and bonus arrangements, Ms. Sabella was eligible to receive an annual cash bonus of up to 35% of her base salary based on the achievement of Company and individual goals. In connection with the execution of the letter agreement, we paid Ms. Sabella a $100,000 sign-on bonus and a $50,000 special incentive bonus for forgoing the opportunity to receive a bonus from her prior employer in order to commence employment with us. We also agreed to pay Ms. Sabella a tax reimbursement in connection with these benefits. We also agreed to provide corporate housing for Ms. Sabella in 2008 in an amount not to exceed $55,000.
     John M. Sorvillo, Ph.D. Pursuant to a letter agreement dated July 31, 2006 between us and Dr. Sorvillo, we agreed to employ Dr. Sorvillo as Vice President, Business Development beginning on August 7, 2006. Under the terms of his letter agreement and bonus arrangements, Dr. Sorvillo was eligible to receive an annual cash bonus of up to 30% of his base salary based on the achievement of Company and individual goals.
 Outstanding Equity Awards at Fiscal 2008 Year-End
     The following table shows grants of stock options outstanding on December 31, 2008, the last day of the fiscal year, held by each of the executive officers named in the Summary Compensation Table above.

Option Awards
Number of	Number of
Securities	Securities
Underlying	Underlying
Unexercised	Unexercised	Option	Option
Options	Options	Exercised	Expiration
Name	Exercisable	Unexercisable	Price	Date
Georges Gemayel, Ph.D.	900,000	(1)	4.07	6/2/2018
President and Chief Executive Officer

Jonathan I. Lieber (2)	106,633	(3)	—	3.92	7/15/2012
Senior Vice President, Chief Financial	4,361	(4)	—	3.92	11/6/2013
Officer and Treasurer	17,444	(5)	—	3.92	6/17/2004
9,103	(6)	—	3.92	12/13/2014
20,442	1,363	(7)	3.92	1/27/2015
18,210	8,278	(8)	11.47	1/9/2016
26,155	27,345	(9)	14.24	3/2/2017
5,250	22,750	(10)	5.72	2/25/2018
5,625	39,375	(11)	4.41	5/22/2018

Burkhard Blank, M.D. (12)	125,000	75,000	(13)	19.15	6/8/2016
Executive Vice President and Chief	8,851	11,379	(9)	14.24	3/2/2017
Medical Officer	9,375	40,625	(14)	5.87	1/10/2018
3,281	14,219	(10)	5.72	2/25/2018
1,562	10,938	(11)	4.41	5/22/2018

John M. Sorvillo, Ph.D. (15)	81,562	63,438	(16)	13.04	8/7/2016
Vice President, Business Development	6,322	8,128	(9)	14.24	3/2/2017
3,281	14,219	(10)	5.72	2/25/2018

Philip J. Gotwals, Ph.D. (17)	25,312	19,688	(18)	16.36	9/25/2016
Vice President, Program Management	2,511	3,227	(9)	14.24	3/2/2017
5,625	24,375	(14)	5.87	1/10/2018
5,250	22,750	(10)	5.72	2/25/2018

David D. Pendergast, Ph.D.	9,813	9,812	(19)	19.17	11/16/2016
Former Executive Chairman	546	544	(19)	18.45	2/2/2017
3,679	6,133	(20)	11.85	6/27/2017
2,181	6,541	(21)	11.57	11/8/2017
75,000	(22)	—	5.60	2/4/2018
1,909	13,365	(23)	3.93	6/12/2018

Berkle, Sheldon	—	—	—	—
Former President and Chief Executive Officer

Lauren M. Sabella	—	—	—	—
Former Vice President, Commercial Development

(1)	Represents unexercised portion of an option to purchase 900,000 shares of common stock, which vests as to 1/4th of the shares on June 2, 2009 and to an additional 1/16th of the shares on a quarterly basis thereafter.

(2)	All exercisable options held by Mr. Lieber on March 27, 2009, the date of his termination, ceased vesting on such date and will expire if not exercised on or before June 27, 2009.

(3)	Represents the unexercised portion of an option to purchase 130,833 shares of common stock, which vested as to 1/16th of the shares on the last day of each successive three-month period following July 15, 2002.

(4)	The option vested as to 1/16th of the shares on the last day of each successive three-month period following December 20, 2002.

(5)	The option vested as to 1/16th of the shares on the last day of each successive three-month period following December 19, 2003.

(6)	The option vested as to 1/8th of the shares on the last day of each successive three-month period following December 13, 2004.

(7)	The option vests as to 1/16th of the shares on the last day of each successive three-month period following January 27, 2005. The option is immediately exercisable for shares of restricted stock, which are subject to our repurchase right that lapses in accordance with the vesting schedule cited in the previous sentence.

(8)	The option vests as to 1/16th of the shares on the last day of each successive three-month period following January 9, 2006. The option is immediately exercisable for shares of restricted stock, which are subject to our repurchase right that lapses in accordance with the vesting schedule cited in the previous sentence.

(9)	The option vests as to 1/16th of the shares on the last day of each successive three-month period following March 2, 2007.

(10)	The option vests as to 1/16th of the shares on the last day of each successive three-month period following February 25, 2008.

(11)	The option vests as to 1/16th of the shares on the last day of each successive three-month period following May 22, 2008.

(12)	All exercisable options held by Dr. Blank on March 27, 2009, the date of his termination, ceased vesting on such date and will expire if not exercised on or before June 27, 2009.

(13)	The option vests as to 1/16th of the shares on the last day of each successive three-month period following June 8, 2006.

(14)	The option vests as to 1/16th of the shares on the last day of each successive three-month period following January 10, 2008.

(15)	All exercisable options held by Dr. Sorvillo on March 27, 2009, the date of his termination, ceased vesting on such date and will expire if not exercised on or before June 27, 2009.

(16)	The option vests as to 1/16th of the shares on the last day of each successive three-month period following August 7, 2006.

(17)	All exercisable options held by Dr. Gotwals on March 25, 2009, the date of his resignation, ceased vesting on such date and will expire if not exercised on or before June 25, 2009.

(18)	The option vests as to 1/16th of the shares on the last day of each successive three-month period following September 25, 2006.

(19)	The option vests as to 1/16th of the shares on the last day of each successive three-month period following November 16, 2006.

(20)	The option vests as to 1/16th of the shares on the last day of each successive three-month period following June 27, 2007.

(21)	The option vests as to 1/16th of the shares on the last day of each successive three-month period following November 8, 2007.

(22)	The option vested as to one-half of the shares on February 2, 2008 and 1/6th of the shares on the last day of each successive monthly period following February 2, 2008.

(23)	The option vests as to 1/16th of the shares on the last day of each successive three-month period following June 12, 2008.
     2008 Option Exercises and Stock Vested

     The following table shows information regarding exercises of options to purchase our common stock by the executive officers named in the Summary Compensation Table above during the fiscal year ended December 31, 2008.

Option Awards
	Number of	Value
	Shares Acquired	Realized on
Name	on Exercise (#)	Exercise ($)
Georges Gemayel, Ph.D	—	—
President and Chief Executive Officer

Jonathan I. Lieber	—	—
Senior Vice President, Chief Financial Officer and Treasurer

Burkhard Blank, M.D	—	—
Executive Vice President and Chief Medical Officer

John M. Sorvillo, Ph.D	—	—
Vice President, Business Development

Philip J. Gotwals, Ph.D	—	—
Vice President, Program Management

David D. Pendergast, Ph.D	—	—
Former Executive Chairman

Sheldon Berkle	250,174	196,461 (1)
Former President and Chief Executive Officer

Lauren M. Sabella	—	—
Former Vice President, Commercial Development

(1)	Consists of an aggregate of $91,869 realized upon the exercise and sale of stock options during 2008, and $104,592 realized upon the exercise of options to purchase 127,551 shares in 2008 based on the difference between the option exercise price and the closing price of our common stock on the date of exercise. The $104,592 does not necessarily represent actual value realized as of December 31, 2008 upon exercise of the options because these shares were not sold on exercise but continued to be held by Mr. Berkle.
Pension Benefits
     We do not have any qualified or non-qualified defined benefit plans.
Nonqualified Deferred Compensation
     We do not have any non-qualified defined contribution plans or other deferred compensation plans.
Potential Payments Upon Termination or Change in Control
     The terms of our employment agreement and severance and change in control agreement with our President and Chief Executive Officer obligate us to make certain payments and provide certain benefits in the event of a termination of employment under certain circumstances, and the terms of our severance and change in control agreements with our other executive officers obligate us to make certain payments and provide certain benefits to these officers in the event of a termination of employment under certain circumstances. In addition, in the event of a termination of employment in connection with a change in control, all outstanding stock options held by our executive officers will vest in full. The following information summarizes our severance and change in control arrangements with our executive officers named in the Summary Compensation Table.
   Severance and Change in Control Agreements
   February 4, 2008 Separation Agreement with Mr. Berkle
     On February 4, 2008, Mr. Berkle resigned as President and Chief Executive Officer and as a member of the Board of Directors. In connection with Mr. Berkle’s resignation, we entered into a separation agreement with Mr. Berkle, pursuant to which he received the same payments and benefits set forth in his severance and change in control agreement and his employment agreement that he would have received had he been terminated without Cause, including severance of $475,000 payable over the 12 month period ending February 4, 2009. In addition, we agreed:
•	to pay Mr. Berkle a cash bonus of $166,250 related to his services during the fiscal year ended December 31, 2007, which was approved by the Compensation Committee;

•	to extend the period following separation during which Mr. Berkle may exercise any vested stock options from three months to six months, or until August 4, 2008; and

•	to reimburse Mr. Berkle up to $25,000, including tax reimbursement, if any, for certain relocation expenses, for which he was paid $1,523.
Under the separation agreement, Mr. Berkle reaffirmed his continuing obligations under his existing non-competition, non-solicitation, non-disclosure and assignment agreement with us, and executed a release of any claims against us.
Severance and Change in Control Agreement with Dr. Gemayel
Dr. Gemayel’s severance and change in control agreement provides that in the event of a termination of Dr. Gemayel’s employment without Cause or resignation with Good Reason, in each case within one year following a Change in Control, Dr. Gemayel is entitled to receive the following:
•	salary continuation of his then-current base salary for a period of 24 months;

•	payment of an amount equal to two times his target bonus for the applicable year;

•	outplacement assistance up to a maximum of $15,000; and

•	continuation of health benefits for up to 18 months.
In the event of a termination without Cause in other circumstances or resignation with Good Reason, Dr. Gemayel is entitled to receive the following:
• salary continuation of his then-current base salary for a period of 12 months;
• payment, in the Company’s discretion and subject to approval by the Compensation Committee, of an amount up to his target bonus for the applicable year, prorated according to length of service during the applicable year;
• in the Company’s sole discretion and subject to approval by the Compensation Committee, acceleration of vesting of all, a portion, or none of the unvested shares underlying the option granted to Dr. Gemayel on his start date; and
• continuation of health benefits for up to 18 months, provided that, if Dr. Gemayel becomes eligible to receive substantially similar benefits under another health plan, the Company’s obligation to continue such payments will cease.
Receipt of any benefits under his severance and change in control agreement at the time of termination will be conditioned on Dr. Gemayel executing a written release of the Company from any and all claims arising in connection with his employment. The severance and change in control agreement includes Dr. Gemayel’s agreement not to compete with the Company for 12 months following termination.
     As used in Dr. Gemayel’s severance and change in control agreement:
•	A “Change in Control” means:
•	the shareholders of the Company approve: (a) any consolidation or merger of the Company (x) where the shareholders of the Company, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own, directly or indirectly, shares representing in the aggregate more than 50% of the combined voting power of all the outstanding securities of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any) or (y) where the members of the Board of Directors, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, constitute more than 50% of the board of directors of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any); (b) any sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of the Company; or (c) any plan or proposal for the liquidation or dissolution of the Company;

•	individuals who, as of the date hereof, constitute the entire Board of Directors (the “Incumbent Directors”) cease for any reason to constitute at least 50% of the Board of Directors, provided that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company’s shareholders, was approved by a vote of at least a majority of the then Incumbent Directors shall be, for purposes of this Agreement, considered as though such individual were an Incumbent Director; or

•	any “person,” as such term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (other than the Company, any employee benefit plan of the Company or any entity organized, appointed or established by the Company for or pursuant to the terms of such plan), together with all “affiliates” and “associates” (as such terms are defined in Rule 12b-2 under the Exchange Act) of such person, shall become the “beneficial owner” or “beneficial owners” (as defined in Rules 13d-3 and 13d-5 under the Exchange Act), directly or indirectly, of securities of the Company representing in the aggregate 25% or more of either: (a) the then outstanding shares of the common stock of the Company or (b) the combined voting power of all then outstanding securities of the Company having the right under ordinary circumstances to vote in an election of the Board of Directors (“Voting Securities”) (in either such case, other than as a result of acquisitions of such securities directly from the Company).

Notwithstanding the foregoing, a “Change in Control” of the Company shall not be deemed to have occurred for purposes of the third sub-bullet above solely as the result of an acquisition of securities by the Company which, by reducing the number of shares of common stock or other Voting Securities outstanding, increases: (a) the proportionate number of shares of common stock beneficially owned by any person to 25% or more of the common stock then outstanding, or (b) the proportionate voting power represented by the Voting Securities beneficially owned by any person to 25% or more of the combined voting power of all then outstanding Voting Securities; provided, however, that if any person referred to in clause (a) or (b) of this sentence shall thereafter become the beneficial owner of any additional shares of common stock or other Voting Securities (other than pursuant to a stock split, stock dividend or similar transaction), then a “Change in Control” shall be deemed to have occurred for purposes of the third sub-bullet above.
•	“Cause” means (i) Dr. Gemayel’s failure to follow the reasonable instructions of the Board of Directors or otherwise perform Dr. Gemayel’s duties hereunder for thirty (30) days after a written demand for performance is delivered to Dr. Gemayel on behalf of the Company, which demand specifically identifies the manner in which the Company alleges that Dr. Gemayel has not substantially followed such instructions or otherwise performed Dr. Gemayel’s duties; (ii) material violation by Dr. Gemayel of the Company’s Code of Conduct; (iii) Dr. Gemayel’s willful misconduct that is materially injurious to the Company (whether from a monetary perspective or otherwise); (iv) Dr. Gemayel’s willful commission of an act constituting fraud with respect to the Company; (v) conviction of Dr. Gemayel for a felony under the laws of the United States or any state thereof; or (vi) Dr. Gemayel’s material breach of Dr. Gemayel’s obligations under Section 8 hereof, provided that the Company first provides Dr. Gemayel with written notice of such material breach. A final determination of whether Cause exists under this Agreement, including but not limited to any determination of whether any act or omission of Dr. Gemayel constitutes a “material” violation of the Company’s Code of Conduct, a “material” breach of this Agreement, or is “materially injurious” to the Company, shall be made by the Board of Directors; and

•	“Good Reason” means any action by the Company without Dr. Gemayel’s prior written consent which results in (i) any requirement by the Company that Dr. Gemayel perform Dr. Gemayel’s principal duties outside a radius of 50 miles from the Company’s Waltham, Massachusetts location; (ii) any material diminution in Dr. Gemayel’s title, position, duties, responsibilities or authority, including Dr. Gemayel’s ceasing to serve as the our President and Chief Executive Officer as determined by the Board of Directors or the Board of Directors does not recommend he continue to serve as a member of the Board of Directors; (iii) a reduction in Dr. Gemayel’s base salary (unless such reduction is effected in connection with a general and proportionate reduction of salaries for all members of the management team) or any reduction of Dr. Gemayel’s target bonus amount to less than 50% of Dr. Gemayel’s annual salary or such higher target amount if increased at the Compensation Committee’s discretion; (iv) any Change of Control involving the Company which results in Dr. Gemayel’s ceasing to serve as the Chief Executive Officer for the surviving entity and for all direct and indirect parent organizations thereof; or (v) the Company materially breaches any of its obligations to Dr. Gemayel pursuant to the severance and change in control agreement or his Offer Letter.
Severance and Change in Control Agreements with Dr. Blank and Mr. Lieber
     In the event of a termination of employment within one year following a Change in Control without Cause or resignation with Good Reason, Dr. Blank and Mr. Lieber were entitled to receive the following:
•	salary continuation of the officer’s then-current base salary for a period of 12 months;

•	payment of an amount equal to the officer’s target bonus for the applicable year;

•	outplacement assistance up to a maximum of $15,000; and

•	continuation of health benefits for up to 18 months.
     In the event of a termination without Cause, Dr. Blank and Mr. Lieber were entitled to receive the following:
•	salary continuation of the officer’s then-current base salary for a period of nine months;

•	payment, in our discretion and subject to approval by the Compensation Committee, of an amount up to 75% of the officer’s target bonus for the applicable year, prorated according to length of service during the applicable year; and

•	continuation of health benefits for up to 18 months, provided that, if the officer became eligible to receive substantially similar benefits under another health plan, our obligation to continue such payments would cease.
Severance and Change in Control Agreement with Ms. Sabella and Dr. Sorvillo
     In the event of a termination of employment within one year following a Change in Control without Cause or resignation with Good Reason, Ms. Sabella and Dr. Sorvillo were entitled to receive the following:
•	salary continuation of his or her then-current base salary for a period of 12 months;

•	payment of an amount equal to his or her target bonus for the applicable year;

•	outplacement assistance up to a maximum of $15,000; and

•	continuation of health benefits for up to 18 months.
     In the event of a termination without Cause, Ms. Sabella and Dr. Sorvillo were entitled to receive the following:
•	salary continuation of his or her then-current base salary for a period of six months;

•	payment, in our discretion and subject to approval by the Compensation Committee, of an amount up to 50% of his or her target bonus for the applicable year, prorated according to length of service during the applicable year; and

•	continuation of health benefits for up to 18 months, provided that, if Ms. Sabella or Dr. Sorvillo became eligible to receive substantially similar benefits under another health plan, our obligation to continue such payments would cease.
     As used in Dr. Blank’s, Mr. Lieber’s, Ms. Sabella’s and Dr. Sorvillo’s Agreements:
•	A “Change in Control” has the meaning set forth in our 2002 Stock Plan and defined below under “— Change in Control Arrangements Under Our 2002 Stock Plan”;

•	“Cause” has the meaning set forth in our 2002 Stock Plan and defined below under “— Change in Control Arrangements Under Our 2002 Stock Plan; and

•	“Good Reason” means: (i) the executive officer, as a condition of remaining an employee of ours, is required to relocate at least 50 miles from his or her then-current location of employment; (ii) there occurs a material adverse change in the executive officer’s duties, authority or responsibilities which causes his or her position with us become of significantly less responsibility or authority than his or her position was immediately prior to the Change in Control; or (iii) there is a material reduction in the executive officer’s base salary from his or her base salary received immediately prior to the Change in Control.
     The severance and change in control agreements include the agreement of each officer to not compete with us for the applicable period during which payments and benefits are received following termination. Payment under the agreements at the time of termination is contingent on the officer’s execution of a general release of all claims against us and our affiliates.
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
     As defined in the 2002 Stock Plan:
•	A Change in Control means:

•	our stockholders approve (a) any consolidation or merger (x) in which our stockholders, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own, directly or indirectly, shares representing in the aggregate more than 50% of the combined voting power of all the outstanding securities of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any) or (y) where the members of our Board of Directors, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, constitute more than 50% of the board of directors of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any), (b) any sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of our assets or (c) any plan or proposal for our liquidation or dissolution; or

•	individuals who, as of the date of the applicable agreement issued under the 2002 Stock Plan, constitute our entire Board of Directors, referred to as the Incumbent Directors, cease for any reason to constitute at least 50% of the Board, provided that any individual becoming a director subsequent to the date of the agreement whose election, or nomination for election by our stockholders, was approved by a vote of at least a majority of the then Incumbent Directors shall be considered as though the individual were an Incumbent Director; or

•	any person other than us, any of our employee benefit plans or any entity organized, appointed or established by us for or pursuant to the terms of such plan, together with all affiliates and associates of that person, shall become the beneficial owner or beneficial owners, directly or indirectly, of our securities representing in the aggregate 25% or more of either (a) the then outstanding shares of our common stock or (b) the combined voting power of all of our then outstanding securities having the right under ordinary circumstances to vote in an election of our Board of Directors, in either case, other than as a result of acquisitions of such securities directly from us. A change in control shall not be deemed to have occurred solely as the result of an acquisition of securities by us which, by reducing the number of shares of common stock or other voting securities outstanding, increases (a) the proportionate number of shares of common stock beneficially owned by any person to 25% or more of the common stock then outstanding or (b) the proportionate voting power represented by the voting securities beneficially owned by any person to 25% or more of the combined voting power of all then outstanding voting securities; provided, however, that if any person referred to in clause (a) or (b) of this sentence shall thereafter become the beneficial owner of any additional shares of common stock or other voting securities (other than pursuant to a stock split, stock dividend or similar transaction), then a change in control shall be deemed to have occurred.

•	“Cause” includes dishonesty with respect to us or any affiliate, insubordination, substantial malfeasance or non-feasance of duty, unauthorized disclosure of confidential information, breach by the option holder of any provision of any employment, consulting, advisory, nondisclosure, non-competition or similar agreement between the option holder and us, and conduct substantially prejudicial to our business or that of any affiliate.
   Potential Payments Upon a December 31, 2008 Termination
The following information summarizes the potential payments to each of the executive officers named in the Summary Compensation Table assuming that a termination occurred under the circumstances described below. The information presented assumes that the event occurred on December 31, 2008, the last business day of our most recently completed fiscal year. The closing price of our common stock as listed on The Nasdaq Global Market on December 31, 2008 was $0.53 per share.

		Terminations
		Following
		Change in
		Control
		Without
		Cause or
	Executive Benefits and	Resignation	Terminations
	Payments Upon	for Good	Without
Name	Termination	Reason (1)	Cause (2)
George Gemayel, Ph.D.	Base Salary	$1,080,000	$540,000
President and Chief Executive Officer	Bonus	540,000	270,000
	Stock Option Acceleration	—	—
	Cobra Benefits (3)	—	—
	Outplacement Assistance	15,000	—

	Total	$1,635,000	$810,000

Jonathan I. Lieber (4)	Base Salary	$300,305	$225,229
Senior Vice President, Chief Financial	Bonus	105,107	78,830
Officer and Treasurer	Stock Option Acceleration	—	—
	Cobra Benefits	22,082	22,082
	Outplacement Assistance	15,000	—

	Total	$442,494	$326,141

		Terminations
		Following
		Change in
		Control
		Without
		Cause or
	Executive Benefits and	Resignation	Terminations
	Payments Upon	for Good	Without
Name	Termination	Reason (1)	Cause (2)
Burkhard Blank, M.D. (5)	Base Salary	$413,800	$310,350
Executive Vice President and Chief	Bonus	165,520	124,140
Medical Officer	Stock Option Acceleration	—	—
	Cobra Benefits (3)	—	—
	Outplacement Assistance	15,000	—

	Total	$594,320	$434,490

John M. Sorvillo, Ph.D. (6)	Base Salary	$262,050	$131,025
Vice President, Business Development	Bonus	91,718	45,859
	Stock Option Acceleration	—	—
	Cobra Benefits	20,714	20,714
	Outplacement Assistance	15,000	—

	Total	$389,482	$197,598

Philip J. Gotwals, Ph.D. (7)	Base Salary	$267,750	$133,875
Vice President, Program Management	Bonus	93,713	46,856
	Stock Option Acceleration	—	—
	Cobra Benefits	20,714	20,714
	Outplacement Assistance	15,000	—

	Total	$397,177	$201,445

(1)	Stock option vesting accelerates for all executive officers following a Change in Control. At December 31, 2008, all stock options had exercise prices in excess of the closing the closing market price on that date. Therefore there would be no additional accounting charge associated with the acceleration of vesting in accordance with SFAS 123(R).

(2)	In the event of termination without Cause, bonuses are paid at the discretion of the Compensation Committee. Amounts in this table assume full bonuses are paid.

(3)	Because this executive was not enrolled in the Company’s health plan, no Cobra benefits are payable.

(4)	Mr. Lieber was terminated without Cause on March 27, 2009. In connection with his separation from the Company he will receive nine months of salary benefits in the amount of $225,229 and 18 months of Cobra benefits in the amount of $22,082.

(5)	Dr. Blank was terminated without Cause on March 27, 2009. In connection with his separation from the Company he will receive nine months of salary benefits in the amount of $310,350.

(6)	Dr. Sorvillo was terminated without Cause on March 27, 2009. In connection with his separation from the Company he will receive six months of salary benefits in the amount of $131,025 and 18 months of Cobra benefits in the amount of $20,714.

(7)	Dr Gotwals resigned from the Company voluntarily effective March 25, 2009 and will receive no severance benefits.
2008 Director Compensation
     The following table sets forth a summary of the compensation earned by our non-employee directors in 2008:

	Fees Earned	Option
	or Paid in	Awards
Name	Cash ($)	($)(1)	Total ($)
Stewart Hen (2)	28,750	85,591	114,341
Jonathan S. Leff (3)	20,000	67,171	87,171
Manuel A. Navia, Ph.D. (4)	30,000	74,825	104,825
Harry H. Penner (5)	25,000	138,804	163,804
John P. Richard (6)	25,000	100,176	125,176
Jonathan D. Root, M.D. (7)	30,000	72,387	102,387
Michael S. Wyzga (8)	32,500	83,990	116,490

(1)	See Notes 3 and 16 to our audited consolidated financial statements for the year ended December 31, 2008 included in the Annual Report for details as to the assumptions used to determine the fair value of the options awards and Note 16 to our audited consolidated financial statements for the year ended December 31, 2008 included in the Annual Report describing all forfeitures during the year ended December 31, 2008. Our directors will not realize the value of these awards in cash until these awards are exercised and the underlying shares are subsequently sold. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report.

(2)	As of December 31, 2008, the last day of our fiscal year, Mr. Hen held options to purchase 13,084 shares of common stock, all of which were vested. Mr. Hen resigned from the Board of Directors effective December 31, 2008. All vested options expired unexercised on March 31, 2009.

(3)	As of December 31, 2008, the last day of our fiscal year, Mr. Leff held options to purchase 10,426 shares of common stock, all of which were vested. Mr. Leff resigned from the Board of Directors effective December 31, 2008. All vested options expired unexercised on March 31, 2009.

(4)	As of December 31, 2008, the last day of our fiscal year, Dr. Navia held options to purchase 80,678 shares of common stock, of which 60,373 were vested and 546 were unvested but were immediately exercisable for shares of restricted stock which are subject to our repurchase right that lapses in accordance with the vesting schedule of the applicable option grant.

(5)	As of December 31, 2008, the last day of our fiscal year, Mr. Penner held options to purchase 51,242 shares of common stock, of which 23,577 were vested.

(6)	As of December 31, 2008, the last day of our fiscal year, Mr. Richard held options to purchase 150,678 shares of common stock, of which 125,464 were vested and 1,706 were unvested but were immediately exercisable for shares of restricted stock which are subject to our repurchase right that lapses in accordance with the vesting schedule of the applicable option grant.

(7)	As of December 31, 2008, the last day of our fiscal year, Dr. Root held options to purchase 41,499 shares of common stock, of which 21,738 were vested. Dr. Root resigned from the Board of Directors on April 1, 2009. All vested options at April 1, 2009 will expire if unexercised on or before July 1, 2009.

(8)	As of December 31, 2008, the last day of our fiscal year, Mr. Wyzga held options to purchase 87,223 shares of common stock, of which 66,780 were vested and 682 were unvested but were immediately exercisable for shares of restricted stock which are subject to our repurchase right that lapses in accordance with the vesting schedule of the applicable option grant.
   Director Compensation Policy
     Our Board of Directors has adopted a policy with respect to compensation of directors whereby non-employee directors receive options to purchase 17,444 shares of common stock, vesting quarterly over a four-year period upon initial election to the Board, and options to purchase 8,722 shares, vesting quarterly over a four-year period, each year thereafter. They also receive an annual cash retainer of $20,000 paid quarterly. Non-employee directors serving as chairs of the Nominating and Governance Committee and the Compensation Committee also receive an option to purchase 4,361 shares of common stock upon initially being named chairman and an option to purchase 2,181 shares each year thereafter, each vesting quarterly over a four-year period, as well as an annual cash retainer of $10,000. The non-employee director serving as the chair of the Audit Committee also receives an option to purchase 4,361 shares of common stock upon being named chairman and an option to purchase 2,181 shares each year thereafter, each vesting quarterly over a four-year period, as well as an annual cash retainer of $12,500. Non-employee directors serving as members of committees of the Board, other than the chairs of those committees, also receive an option to purchase 2,181 shares of common stock upon appointment to the committee and an option to purchase 1,090 shares each year thereafter, each vesting quarterly over a four-year period, as well as an annual cash retainer of $5,000, for each committee on which such person serves. Continued vesting of the options granted under the policy is subject to continued service on the Board. The Chairman of the Board receives an additional $20,000 annually for his service as the Chairman. In addition, each non-employee director is entitled to be reimbursed for his or her reasonable out-of-pocket business expenses incurred in connection with attending meetings of the Board of Directors, committees thereof or in connection with other Board related business.
     In accordance with the director compensation policy option grants for both Board and committee service will be automatically granted at each annual meeting of the Board of Directors following the annual meeting of stockholders; provided that if there has been no annual meeting of stockholders held by the first day of the third fiscal quarter of any year, each non-employee director will still automatically receive their annual Board and committee service option grants on the first day of the third fiscal quarter of the applicable year. If an annual meeting of stockholders is subsequently held during the same fiscal year, no additional annual Board or committee service option grants will be made.
     Pursuant to our 2002 Stock Plan, in the event of a merger or other reorganization event involving us that also constitutes a Change in Control, as defined in the 2002 Stock Plan, all options issued to directors, whether or not employees, will become exercisable in full immediately prior to such event.
     Effective February 4, 2008, Dr. Pendergast was appointed to the interim position of Executive Chairman. In connection with Dr. Pendergast’s appointment, we entered into an employment agreement with Dr. Pendergast, pursuant to which received the compensation described above under “Executive Compensation.” He also continued to receive the same compensation for his service as a director as he would have under our director compensation policy.
     Effective June 2008, Dr. Gemayel was appointed Director, President, and Chief Executive Officer. In connection with Dr. Gemayel’s appointment, we entered into an employment agreement with Dr. Gemayel, pursuant to which he will receive the compensation described above under the “Summary Compensation Table” as well as continue to receive the same compensation for his service as a Director as he would under our director compensation policy.
COMPENSATION COMMITTEE REPORT
     The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which appears elsewhere in this Amendment No. 1, with our management. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1.
Members of the Altus Pharmaceuticals Inc.
Compensation Committee:
Manuel A. Navia, Ph.D.
David D. Pendergast, Ph. D.
     Compensation Committee Interlocks and Insider Participation.
     The members of our Compensation Committee during 2008 were Drs. Root, Navia and Pendergast. With the exception of Dr. Pendergast, who served as our Executive Chairman on an interim basis from February until June, 2008, none of our Compensation Committee members has at any time been an employee of ours. None of our executive officers serves or served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
     The following table provides certain aggregate information with respect to all of our equity plans under which options to purchase shares of our common stock were outstanding as of December 31, 2008:

			(c)
			Number of Securities
			Remaining Available
	(a)	(b)	for Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
Equity compensation plans approved by security holders (1)	3,713,276	$8.49	1,506,498	(2)
Equity compensation plans not approved by security holders (3)	340,000	4.07	—

Total	4,053,276	$8.12	1,506,498

(1)	These plans consist of our 1993 Stock Option Plan and our 2002 Stock Plan. Our 1993 Stock Option Plan was terminated in February 2002 and thereafter no further stock options were granted under this plan. All outstanding stock options granted under the 1993 Stock Option Plan remained outstanding and subject to their terms and the terms of the 1993 Stock Option Plan.

(2)	Represents shares of common stock available for future issuance under our 2002 Stock Plan. Our 2002 Stock Plan contains an “evergreen provision” which allows for an annual increase in the number of shares available for issuance under the plan on the first day of each of our fiscal years during the period beginning in fiscal year 2007 and ending on the second day of fiscal year 2015. The annual increase in the number of shares is equal to the lowest of (i) 1,500,000 shares; (ii) 3% of our fully diluted outstanding shares of common stock at the close of business on the day immediately preceding the first day of the fiscal year; and (iii) an amount determined by our Board of Directors. Does not include 1,150,617 shares available for issuance under our 2002 Stock Plan that were added pursuant to this evergreen provision on January 1, 2009.

(3)	Consists of an option grant of 340,000 options to Dr. Gemayel as a one-time inducement grant allowed under NASDAQ Marketplace Rule 4350(i)(1)(A)(iv), which was granted on substantially the same terms and conditions as those contained in our 2002 Stock Plan.
     Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 1, 2009 for (a) the executive officers named in the Summary Compensation Table (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 1, 2009 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 31,131,056 shares of common stock outstanding on April 1, 2009.

	Shares Beneficially
	Owned
Name and Address**	Number	Percent
Named Executive Officers
Georges Gemayel, Ph.D. (1)	35,000	*
Jonathan I. Lieber (2)	224,148	*
Burkhard Blank, M.D. (3)	166,832	*
John M. Sorvillo, Ph.D.(4)	102,225	*
Philip J. Gotwals, Ph.D. (5)	45,493	*
David D. Pendergast, Ph.D. (6)	98,375	*
Sheldon Berkle (7)	—	*
Lauren M. Sabella (8)	—	*

Directors
Manuel A. Navia, Ph.D.(9)	135,602	*
Harry H. Penner, Jr.(10)	28,619	*
John P. Richard(11)	130,645	*
Michael S. Wyzga(12)	70,187	*
All current directors and executive officers as a group (9 persons)(13)	596,898	1.9%
5% or More Stockholders
Warburg Pincus Private Equity VIII, L.P. (14)	4,307,163	13.5%
466 Lexington Avenue, New York, NY 10017
Entities affiliated with U.S. Venture Partners (15)	3,196,347	10.2%
2735 Sand Hill Road, Menlo Park, CA 94025
Morgan Stanley	2,640,365	8.5%
1585 Broadway, New York, NY 10036, and FrontPoint Partners LLC (16) Two Greenwich Plaza, Greenwich, CT 06830

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

**	Unless otherwise indicated, the address of each beneficial owner listed is c/o Altus Pharmaceuticals Inc., 333 Wyman Street, Waltham, MA 02451.

(1)	Represents options to purchase shares of common stock held by Dr. Gemayel.

(2)	Represents options to purchase shares of common stock held by Mr. Lieber. Mr. Lieber’s employment with the Company ended on March 27, 2009.

(3)	Represents options to purchase shares of common stock held by Dr. Blank. Dr. Blank’s employment with the Company ended on March 27, 2009.

(4)	Represents options to purchase shares of common stock held by Dr. Sorvillo. Dr. Sorvillo’s employment with the Company ended on March 27, 2009.

(5)	Represents options to purchase shares of common stock held by Dr. Gotwals. Dr. Gotwals resigned from the Company on March 25, 2009.

(6)	Represents options to purchase shares of common stock held by Dr. Pendergast.

(7)	Mr. Berkle resigned from the Company on February 4, 2008.

(8)	Ms. Sabella resigned from the Company on September 30, 2008.

(9)	Consists of 71,958 shares of common stock owned of record and options to purchase 63,644 shares of common stock held by Dr. Navia.

(10)	Represents options to purchase shares of common stock held by Mr. Penner.

(11)	Represents options to purchase shares of common stock held by Mr. Richard.

(12)	Represents options to purchase shares of common stock held by Mr. Wyzga.

(13)	Consists of the shares of common stock set forth in footnotes 1, 6 and 9 through 12, as well as options to purchase 98,470 shares of common stock held by three executive officers not named in the table.

(14)	Consists of 3,589,246 shares of common stock owned of record by and warrants to purchase 717,917 shares of common stock held by Warburg Pincus Private Equity VIII, L.P. and two affiliated partnerships, or collectively, WP VIII. Warburg Pincus Partners LLC, or WP Partners LLC, a subsidiary of Warburg Pincus & Co., or WP, is the sole general partner of WP VIII. WP VIII is managed by Warburg Pincus LLC, or WP LLC. Charles R. Kaye and Joseph P. Landy are each Managing General Partners of WP and Co-Presidents and Managing Members of WP LLC. Stewart Hen and Jonathan Leff are general partners of WP and Managing Directors and Members of WP LLC. Messrs. Hen and Leff are former Directors of the Company and resigned as Directors on December 31, 2008. Each of these individuals disclaims beneficial ownership of the shares held by WP VIII except to the extent of any pecuniary interest therein.

(15)	Consists of 2,947,458 shares of common stock owned of record by and warrants to purchase 180,816 shares of common stock held by U.S. Venture Partners VIII, L.P.; 21,697 shares of common stock owned of record by and warrants to purchase 1,332 shares of common stock held by USVP VIII Affiliates Fund, L.P.; 27,665 shares of common stock owned of record by and warrants to purchase 1,693 shares of common stock held by USVP Entrepreneur Partners VIII-A, L.P.; and 14,778 shares of common stock owned of record by and warrants to purchase 908 shares of common stock held by USVP Entrepreneur Partners VIII-B, L.P., together the USVP Funds. Presidio Management Group VIII, L.L.C., or PMG VIII, is the general partner of each of the USVP Funds. PMG VIII and its managing members may be deemed to share voting and/or dispositive control over the shares held by the USVP Funds and each disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein. The managing members of PMG VIII are

Dr. Jonathan D. Root, Timothy Connors, Irwin Federman, Winston Fu, Steven Krausz, David Liddle, Christopher Rust, and Philip Young. Dr. Root is a former Director of the Company and resigned as a Director on April 1, 2009. This information is based in part on a Schedule 13G filed by PMG VIII and related entities and persons with the SEC on February 13, 2009.

(16)	These shares are owned, or may be deemed to be beneficially owned, by FrontPoint Partners LLC, an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E), as amended. FrontPoint Partners LLC is a wholly-owned subsidiary of Morgan Stanley, a parent holding company. This information is based solely on a Schedule 13G filed by Morgan Stanley and FrontPoint Partners LLC with the SEC on February 17, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The following is a description of agreements that we have with certain of our executive officers, directors, 5% stockholders, or entities with which they are affiliated. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All of our related person transactions are approved by our Audit Committee, another committee comprised solely of independent directors, or a majority of our independent directors.
          We have an investor rights agreement, dated as of May 21, 2004, under which some of our stockholders are entitled to registration rights with respect to the shares of our common stock that they hold. Those stockholders include Warburg Pincus and affiliated entities; U.S. Venture Partners VIII, L.P. and affiliated entities; and Nomura International plc. See “Description of Capital Stock — Registration Rights,” incorporated herein by reference to our Registration Statement on Form S-1, Registration No. 333-129037. In addition, pursuant to the terms of the investor rights agreement, entities affiliated with Warburg Pincus are entitled to designate up to two individuals as candidates to our Board of Directors, for so long as Warburg Pincus owns at least 2,691,935 shares of our common stock, or one individual for so long as Warburg Pincus owns at least 1,794,623 shares of our common stock. We have agreed to nominate and use our reasonable efforts to cause the election of any such candidates. Messrs. Hen and Leff were the members of our Board of Directors designated by Warburg Pincus, but each of these individuals resigned as Director effective December 31, 2008, and Warburg Pincus has not designated any candidates to replace them. In addition, Dr. Root is a general partner of U.S. Venture Partners and was a member of our board of directors until he resigned from our board of directors on April 1, 2009.
     David D. Pendergast, our current Chairman of the Board and Executive Chairman from February 2008 through June 2008, was the President, Human Genetics Therapies, at Shire Pharmaceuticals plc in 2007. Dr. Pendergast retired from Shire on December 31, 2007. We subleased approximately 16,000 square feet of laboratory and office space from Shire under a lease agreement dated July 23, 2004, which expired on December 31, 2008. Rental payments made by us to Shire during 2008 were $400,000. There were no amounts payable to Shire at December 31, 2008.
          On February 4, 2008, we entered into a separation agreement with Sheldon Berkle in connection with his resignation as President and Chief Executive Officer. The terms of this separation agreement are discussed above under “Potential Payments upon Termination or Change in Control — February 4, 2008 Separation Agreement with Mr. Berkle.”
     From February 4, 2008 through June 2, 2008, Dr. Pendergast acted as interim Executive Chairman. The terms of the employment agreement entered into by Dr. Pendergast in connection with this appointment are discussed above under the “Summary Compensation Table.”
     We carry insurance policies insuring our directors and officers against certain liabilities that they may incur in their capacity as directors and officers. In addition, we have entered into indemnification agreements with our directors and executive officers. These agreements contain presumptions and procedures designed to ensure that the indemnification and advancement rights granted to these individuals will be provided on a timely basis. Each agreement provides that our obligations under the agreement will continue during the time the individual serves us and continues thereafter so long as the individual is subject to any possible proceeding by reason of his or her service to us.

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
Director Independence
     Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with Altus, either directly or indirectly. Based on this review, the Board has determined that the following directors are “independent directors” as defined by The Nasdaq Stock Market: Messrs. Penner, Richard and Wyzga, and Drs. Pendergast and Navia. In addition, Messrs. Hen and Leff, both of whom served on the Board of Directors until December 31, 2008, and Dr. Root, who served on the Board of Directors until April 1, 2009, but are no longer Board members, were also determined to be “independent directors” as defined by The Nasdaq Stock Market.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for the year ended December 31, 2008 and Deloitte & Touche LLP for the audit of our annual financial statements for the year ended December 31, 2007, and fees billed for other services rendered by Ernst & Young LLP during 2008 and Deloitte & Touche LLP during 2007. All of such fees were pre-approved by the Audit Committee.

	2008	2007
Audit Fees:(1)	$365,279	$617,088
Audit Related Fees:	—	—
Tax Fees:(2)	—	26,500
All Other Fees:(3)	1,500	96,289

Total	$366,779	$739,877

(1)	Audit fees consisted of audit work performed as well as work generally only the independent auditor can reasonably be expected to provide, including $72,900 of costs incurred in 2007 associated with the preparation and review of a Registration Statement on Form S-3 and other services relating to our follow-on public offering.

(2)	Tax fees consisted principally of assistance with matters related to tax compliance and reporting.

(3)	All other fees in 2008 consisted of an annual subscription to an on-line accounting resource tool provided by Ernst & Young LLP. All other fees in 2007 consisted of costs associated with a research and development tax credit study.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference to
		SEC Filing
Exhibit					Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K/A

	Articles of Incorporation and By-Laws

3.1	Restated Certificate of Incorporation of the Registrant.	10-K (000-51711)	3/12/07	3.1

3.2	Restated By-laws of Registrant.	S-1/A (333-129037)	1/11/06	3.4

	Instruments Defining the Rights of Security Holders

4.1	Form of Common Stock Certificate.	S-1/A (333-129037)	1/11/06	4.1

4.2	Amended and Restated Investor Rights Agreement, dated as of May 21, 2004.	S-1 (333-129037)	10/17/05	4.3

4.3	Form of Common Stock Warrant to Cystic Fibrosis Foundation Therapeutics, Inc.	S-1 (333-129037)	10/17/05	4.9

4.4	Form of Common Stock Warrant to SG Cowen & Co.	S-1 (333-129037)	10/17/05	4.11

4.5	Form of Series B Preferred Stock Warrant, as amended, together with a schedule of warrant holders.	S-1 (333-129037)	10/17/05	4.12

4.6	Form of Series C Preferred Stock Warrant, together with a schedule of warrant holders.	S-1 (333-129037)	10/17/05	4.13

4.7	Common Stock Purchase Agreement, dated as of December 19, 2006, between the Registrant and Genentech, Inc.	8-K (000-51711)	3/1/07	10.1

4.8	Registration Rights Agreement, dated as of February 27, 2007, between the Registrant and Genentech, Inc.	8-K (000-51711)	3/1/07	10.2

4.9	Form of Common Stock Warrant issued to Adage Capital Partners, L.P.	S-3 (333-141414)	3/19/07	4.5

	Material Contracts — Management Contracts and Compensatory Plans

10.1	1993 Stock Option Plan, as amended.	S-1 (333-129037)	10/17/05	10.1

10.2	Form of Incentive Stock Option Agreement under the 1993 Stock Option Plan.	S-1 (333-129037)	10/17/05	10.2

		Incorporated by Reference to
		SEC Filing
Exhibit					Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K/A

10.3	Form of Non-Qualified Stock Option Agreement under the 1993 Stock Option Plan, as amended.	S-1 (333-129037)	10/17/05	10.3

10.4	Amended and Restated 2002 Employee, Director and Consultant Stock Plan, as amended.	10-K (000-51711)	3/12/07	10.4

10.5	Pre-IPO Form of Incentive Stock Option Agreement under the Amended and Restated 2002 Employee, Director and Consultant Stock Plan applicable to Executive Officers.	S-1 (333-129037)	10/17/05	10.5

10.6	Post-IPO Form of Incentive Stock Option Agreement under the Amended and Restated 2002 Employee, Director and Consultant Stock Plan applicable to Executive Officers.	S-1/A (333-129037)	1/11/06	10.5.1

10.7	Post-IPO Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2002 Employee, Director and Consultant Stock Plan applicable to Executive Officers.	S-1/A (333-129037)	1/11/06	10.6.1

10.8	Post-IPO Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2002 Employee, Director and Consultant Stock Plan applicable to Directors.	10-K (000-51711)	3/11/08	10.8

10.9	Pre-IPO Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2002 Employee, Director and Consultant Stock Plan applicable to Executive Officers.	S-1 (333-129037)	10/17/05	10.6

10.10	Amended and Restated Director Compensation Policy dated February 2, 2007.	10-K (000-51711)	3/12/07	10.9

10.11	Description of Arrangement between the Registrant and John P. Richard, effective as of October 28, 2004.	S-1 (333-129037)	10/17/05	10.20

10.12	Offer Agreement between the Registrant and Georges Gemayel, Ph.D., dated May 21, 2008	8-K (000-51711)	5/27/08	10.1

10.13	Letter Agreement between the Registrant and Burkhard Blank, dated as of June 2, 2006.	10-K (000-51711)	3/12/07	10.14

10.14	Letter Agreement between the Registrant and John Sorvillo, dated as of July 31, 2006.	10-K (000-51711)	3/12/07	10.15

10.15	Letter Agreement between the Registrant and Philip Gotwals dated as of August 14, 2006.	10-K (000-51711)	3/11/08	10.17

		Incorporated by Reference to
		SEC Filing
Exhibit					Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K/A

10.16	Employment Agreement between the Registrant and David Pendergast dated February 4, 2008.	10-K (000-51711)	3/11/08	10.18

10.17	Form of Indemnification Agreement.	S-1/A (333-129037)	11/30/05	10.7

10.18	Separation Agreement between the Registrant and Sheldon Berkle dated February 4, 2008.	10-K (000-51711)	3/11/08	10.21

10.19	Severance and Change in Control Agreement dated as of June 2, 2008 between Georges Gemayel, Ph.D. and the Registrant	8-K (000-51711)	5/27/08	10.2

10.20	Form of Severance and Change in Control Agreement dated as of May 17, 2007 between the Registrant and each of Burkhard Blank and Jonathan Lieber.	8-K (000-51711)	5/21/07	10.2

10.21	Form of Severance and Change in Control Agreement dated as of May 17, 2007. between the Registrant and John Sorvillo and dated as of October 16, 2007 between the Registrant and Philip Gotwals.	8-K (000-51711)	5/21/07	10.3

	Material Contracts — Leases

10.22	Lease dated October 29, 2007 for 610 Lincoln Street, Waltham, Massachusetts between 610 Lincoln LLC and the Registrant.	10-Q (000-51711)	10/29/07	10.1

10.23	Lease dated October 29, 2007 for 333 Wyman Street, Waltham, Massachusetts between 275 Wyman LLC and the Registrant.	10-Q (000-51711)	10/29/07	10.2

	Material Contracts — Financing Agreements

10.24	Master Loan and Security Agreement between Oxford Finance Corporation and the Registrant, dated as of December 17, 1999, as amended.	S-1 (333-129037)	10/17/05	10.9

10.25	Form of Promissory Note issued to Oxford Finance Corporation.	S-1 (333-129037)	10/17/05	10.10

10.26	Master Security Agreement between Oxford Finance Corporation and the Registrant, dated August 19, 2004.	S-1 (333-129037)	10/17/05	10.11

10.27	Form of Promissory Note issued to Oxford Finance Corporation.	S-1 (333-129037)	10/17/05	10.12

10.28	Form of Promissory Note Schedule No. 08 issued to Oxford Finance Corporation, dated December 29, 2006.	8-K (000-51711)	1/3/07	10.1

		Incorporated by Reference to
		SEC Filing
Exhibit					Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K/A

10.29	Form of Promissory Note Schedule No. 09 issued to Oxford Finance Corporation, dated December 29, 2006.	8-K (000-51711)	1/3/07	10.2

	Material Contracts — License and Collaboration Agreements

10.30+	Technology License Agreement by and between the Registrant and Vertex Pharmaceuticals Incorporated, dated as of February 1, 1999, as amended.	S-1/A (333-129037)	1/11/06	10.13

10.31+	Strategic Alliance Agreement between the Registrant and Cystic Fibrosis Foundation Therapeutics, Inc., dated as of February 22, 2001, as amended.	S-1/A (333-129037)	1/11/06	10.15

10.32	Termination Agreement to the Development, Commercialization and Marketing Agreement between Dr. Falk Pharma GmbH and the Registrant dated June 6, 2007.	10-Q (000-51711)	8/8/07	10.2

	Material Contracts — Manufacturing and Supply Agreements

10.33+	Cooperative Development Agreement between Amano Enzyme, Inc. and the Registrant, dated as of November 8, 2002, as amended.	10-Q (000-51711)	11/7/07	10.1

10.34+	Amendment No. 2 to Cooperative Development Agreement between Amano Enzyme, Inc. and the Registrant dated as of March 16, 2007.	10-Q (000-51711)	5/11/07	10.1

10.35+	Amendment No. 3 to Cooperative Development Agreement between Amano Enzyme, Inc. and the Registrant dated as of July 12, 2007.	10-Q (000-51711)	11/7/07	10.2

10.36+	Manufacturing License, Option and Support Agreement between Amano Enzyme, Inc. and the Registrant dated as of December 20, 2007.	10-K (000-51711)	3/11/08	10.50

10.37+	Drug Product Production and Clinical Supply Agreement by and between the Registrant and Althea Technologies, Inc., dated as of August 15, 2006.	10-Q (000-51711)	11/14/06	10.1

10.38+	First Amendment to Drug Product Production and Clinical Supply Agreement between Althea Technologies, Inc. and the Registrant dated June 25, 2007.	10-Q (000-51711)	8/8/07	10.1

10.39+	Second Amendment to Drug Product Production and Clinical Supply Agreement between Althea Technologies, Inc. and the Registrant dated March 12, 2008.	10-Q (000-51711)	5/7/08	10.1

		Incorporated by Reference to
		SEC Filing
Exhibit					Filed with this
No.	Filed Exhibit Description	Form	Date	Exhibit No.	Form 10-K/A

10.40+	Third Amendment to Drug Product Production and Clinical Supply Agreement between Althea Technologies, Inc. and the Registrant dated November 25, 2008.	10-K (000-51711)	3/11/09	10.40

10.41+	Manufacturing and Supply Agreement by and between the Registrant and Lonza Ltd., dated as of November 16, 2006.	8-K (000-51711)	2/6/07	10.1

10.42+	Amendment 1 to Manufacturing and Supply Agreement between Lonza Ltd. and the Registrant, effective as of June 30, 2008.	10-Q (000-51711)	11/4/08	10.1

10.43+	Amendment 2 to Manufacturing and Supply Agreement between Lonza Ltd. and the Registrant, effective as of August 19, 2008.	10-Q (000-51711)	11/4/08	10.2

10.44+	Supply Agreement between Sandoz GmBH and the Registrant, dated as of July 1, 2008.	10-Q (000-51711)	8/5/08	10.1

	Other Exhibits

21.1	Subsidiaries of the Registrant.	10-K (000-51711)	3/30/2006	21.1

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	10-K (000-51711)	3/11/09	23.1

23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.	10-K (000-51711)	3/11/09	23.2

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.				X

32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.	10-K (000-51711)	3/11/09	32.1

+	Confidential treatment has been granted as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTUS PHARMACEUTICALS INC.

By	/s/ GEORGES GEMAYEL Georges Gemayel, Ph.D.
Chief Executive Officer
Date: April 28, 2009