Form 10-Q
period 2009-03-31
Altus Pharmaceuticals Inc.
filed 2009-05-11
CIK 1340744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-51711
ALTUS PHARMACEUTICALS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3573277 (I.R.S. Employer Identification No.)

610 Lincoln Street, Waltham, Massachusetts (Address of Principal Executive Offices)	02451 (Zip Code)
Registrant’s telephone number, including area code: (781) 373-6000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑  NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☑
The number of shares outstanding of the registrant’s common stock as of May 5, 2009 was 31,131,056.

Part I
Item 1. Financial Statements
ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,962	$22,308
Marketable securities available-for-sale	19,037	26,292
Prepaid expenses and other current assets	1,559	2,350

Total current assets	26,558	50,950

PROPERTY AND EQUIPMENT, Net	9,187	9,601

RESTRICTED CASH	5,642	3,700

TOTAL ASSETS	$41,387	$64,251

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,358	$12,568
Current portion of Dr. Falk Pharma GmbH obligation	2,182	2,300
Current portion of long-term debt	—	1,313
Current portion of deferred rent and lease incentive obligation	340	340

Total current liabilities	14,880	16,521

Dr. Falk Pharma GmbH obligation, net of current portion	3,889	4,049
Long-term debt, net of current portion	—	1,432
Deferred rent and lease incentive obligation, net of current portion	5,561	5,645

TOTAL LIABILITIES	24,330	27,647

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
Redeemable Preferred Stock, par value $0.01 per share; 450,000 shares authorized, issued and outstanding at March 31, 2009 and December 31, 2008 at accreted redemption value	6,787	6,731

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 31,131,056 shares issued and outstanding at March 31, 2009 and December 31, 2008	311	311
Additional paid-in capital	366,179	365,033
Accumulated deficit	(356,286)	(335,668)
Accumulated other comprehensive income	66	197
Total stockholders’ equity	10,270	29,873
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$41,387	$64,251

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008

CONTRACT REVENUE	$—	$2,622

COSTS AND EXPENSES:
Research and development	13,981	21,567
General, sales and administrative	3,431	5,776
Restructuring charges	3,629	—

Total costs and expenses	21,041	27,343

LOSS FROM OPERATIONS	(21,041)	(24,721)

OTHER INCOME (EXPENSE):
Interest income	165	1,399
Interest expense	(272)	(352)
Foreign currency exchange gain (loss)	530	(825)

Other income (expense) —net	423	222

NET LOSS	(20,618)	(24,499)
PREFERRED STOCK DIVIDENDS	(56)	(56)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(20,674)	$(24,555)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE — BASIC AND DILUTED	$(0.66)	$(0.80)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	31,131	30,825

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,618)	$(24,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	557	942
Stock-based compensation expense	1,202	1,524
Noncash interest expense	167	278
Foreign currency exchange (gain) loss	(530)	825
Changes in assets and liabilities:
Accounts receivable	—	2,773
Prepaid expenses and other current assets	791	(218)
Other non-current assets	—	25
Restricted cash	(1,942)	—
Accounts payable and accrued expenses and other long-term liabilities	(125)	(1,174)
Deferred rent and incentive lease obligation	(84)	—
Deferred revenue recognized	—	(2,087)

Net cash used in operating activities	(20,582)	(21,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(8,902)	(2,724)
Sales of marketable securities	5,026	—
Maturities of marketable securities	11,000	16,236
Purchases of property and equipment	(143)	(654)

Net cash provided by investing activities	6,981	12,858

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	163
Proceeds from issuance of long-term debt	—	2,476
Repayment of debt	(2,745)	(529)

Net cash (used in) provided by financing activities	(2,745)	2,110

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,346)	(6,643)

CASH AND CASH EQUIVALENTS—Beginning of period	22,308	113,607

CASH AND CASH EQUIVALENTS—End of period	$5,962	$106,964

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$129	$79

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim reporting. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (including normal recurring adjustments) considered necessary to present fairly our financial position and results of operations and cash flows for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2009. The condensed consolidated financial statements reflect the operations of us and our wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. As of March 31, 2009 we had $24,999 of cash, cash equivalents and short-term marketable securities and an accumulated deficit of $356,286. We believe we will not have sufficient cash to meet our funding requirements through December 31, 2009. This projection is based on our anticipated cost structure after implementation of the realignment plan that was announced on January 26, 2009, as discussed in Note 2, and expectations regarding expenses and potential cash inflows. We will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as we become profitable. We intend to pursue additional equity or debt financing and/or collaboration arrangements to support the continued development of our product candidates. There can be no assurances as to the availability of additional financing or the terms upon which additional financing may be available in the future. These events raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the audited financial statements for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission.

2.	REALIGNMENT PLAN

On January 26, 2009, we announced a strategic realignment to focus on the advancement of our long-acting, recombinant human growth hormone candidate, ALTU-238, as a once-per-week treatment for adult and pediatric patients with growth hormone deficiency. To conserve capital resources, we have discontinued our activities in support of TrizytekTM [liprotamase], our enzyme replacement therapy for patients suffering from malabsorption due to exocrine pancreatic insufficiency. In connection with the realignment plan, we recorded a restructuring charge of $3,629 in the first quarter of 2009, and anticipate recording additional charges of between $4,000 and $6,000 in the second quarter of 2009.

Activities against our restructuring accrual, which is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets, were as follows in 2009:

	Balance as of	2009	2009	Balance as of
	December 31, 2008	Provisions	Payments	March 31, 2009

Severance and benefits	$—	$3,447	$(22)	$3,425
Other charges	—	182	(109)	73

Total	$—	$3,629	$(131)	$3,498

Termination benefits relate to severance and benefit costs associated with our decision to implement a workforce reduction of approximately 70% of our workforce, primarily in functions related to the Trizytek program as well as certain general and administrative positions. The employees were informed of the decision on January 26, 2009 and, after a statutory waiting period, 93 employees were terminated on March 27, 2009. We recorded a restructuring charge of $3,447 in the first quarter of 2009 related to severance and related benefits, and anticipate recording an additional charge of $58 in the second quarter of 2009 when an additional three employees are terminated. Virtually all of the severance benefits will be paid out by the end of 2009.

Other charges relate primarily to legal fees associated with terminating our strategic alliance agreement with Cystic Fibrosis Foundation Therapeutics, Inc., or CFFTI, for the development of Trizytek and entering into a new licensing arrangement with CFFTI for the Trizytek program, and terminating our manufacturing agreement with Lonza, Ltd., or Lonza.

We anticipate recording additional restructuring charges of between $4,000 and $6,000 in the second quarter of 2009 primarily related to our plan to vacate an office facility in Waltham, Massachusetts. In addition, we anticipate shortening the useful life of our leasehold improvements related to this office facility, which had a net book value at March 31, 2009 of $384, during the second quarter in conjunction with our plan to vacate the office facility.

We account for restructuring charges in accordance with Statement of Financial Accounting Standard, or SFAS, No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet specific requirements. In accordance with SFAS 146, our facility related expense and liability to be recorded in the second quarter will include an estimate of the remaining rental obligation, net of estimated sublease income, for the office facility we intend to vacate in the second quarter of 2009.

The strategic realignment was deemed to be an impairment indicator under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Therefore, we performed an undiscounted cash flow analysis to determine if our assets are recoverable. As the estimated undiscounted cash flows exceed the net book value of our assets, we concluded an impairment does not exist as of March 31, 2009.

3.	CYSTIC FIBROSIS FOUNDATION THERAPEUTICS, INC. AGREEMENT

In connection with the Realignment Plan discussed above, on February 20, 2009, CFFTI and we entered into a letter agreement, or the Letter Agreement, and a license agreement, or the License Agreement, terminating our strategic alliance agreement. Under the terms of the License

Agreement, we assigned the Trizytek trademark and certain patent rights to CFFTI and granted CFFTI an exclusive, worldwide, royalty-bearing license to use certain other intellectual property owned or controlled by us to develop, manufacture and commercialize any product using, in any combination, the three active pharmaceutical ingredients, or APIs, which comprise Trizytek. In these agreements, we also agreed to assist CFFTI with a transition of our on-going development, manufacturing and regulatory activities and clinical trials through March 27, 2009, after which CFFTI is responsible for future development activities. In exchange, CFFTI agreed to release us from all obligations and liabilities resulting from the original strategic alliance agreement, and to pay us a percentage of any proceeds CFFTI realizes associated with respect to any rights licensed or assigned to CFFTI under the License Agreement. We have fulfilled our requirements to assist CFFTI with a transition of our on-going development and regulatory activities and clinical trials and do not anticipate incurring any further costs related to Trizytek.

4.	LONZA LTD CONTRACT TERMINATION

On March 27, 2009, we provided notice to Lonza of our intent to terminate the Manufacturing and Supply Agreement, or the Agreement, dated November 16, 2006, as amended, between us and Lonza due to Lonza’s material breach of the Agreement. The Agreement is a six-year agreement between us and Lonza providing for the manufacturing and supply of commercial quantities of the active pharmaceutical ingredients, or APIs, for Trizytek. Under the Agreement, Lonza agreed to manufacture the APIs in accordance with defined specifications and applicable current good manufacturing practice regulations and international regulatory requirements. The notice identifies the material breach as Lonza’s failure to meet the requirements of the Agreement with respect to the production of validation batches of the APIs for Trizytek. The terms of the Agreement do not require or contemplate any termination fee as a result of terminating the contract due to Lonza’s material breach.

Before we delivered the notice of our intent to terminate the Agreement due to Lonza’s breach, Lonza asserted that we had unilaterally terminated the Agreement, without notice. The Agreement permits us to terminate the Agreement for convenience with 12 months prior written notice if we stop development of Trizytek and obligates us to make a termination payment of a specified amount to Lonza after the 12 month notice period less the cost of APIs we purchase from Lonza over a certain period of time. The specified payment is 8,293 Swiss francs, or $7,220 based on current exchange rates. We responded to Lonza asserting that we have not terminated the Agreement for convenience. After receiving our response, Lonza stated that if the specified payment was not paid by April 3, 2009, Lonza would initiate arbitration. Lonza has also asserted under the terms of the Agreement that we owe them interest of approximately $50 per month starting on January 1, 2009 based on us not taking delivery of a specified value of APIs. We believe that as a result of Lonza’s material breach, no termination fees or interest charges are due to Lonza under the terms of the Agreement and, accordingly, no provisions have been made for such payments at March 31, 2009.

5.	COMPREHENSIVE LOSS

Comprehensive loss was as follows for the three months ended March 31:

	2009	2008

Net loss	$(20,618)	$(24,499)
Unrealized loss on available-for-sale marketable securities	(131)	(172)

Comprehensive loss	$(20,749)	$(24,671)

6.	NET LOSS PER SHARE

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

Outstanding dilutive securities not included in the calculation of diluted net loss attributable to common stockholders per share were as follows for the three months ended March 31:

(In thousands)	2009	2008

Options to purchase common stock	5,062	3,980
Warrants to purchase common stock	1,207	3,593

Total	6,269	7,573

7.	FAIR VALUE MEASUREMENT

We measure cash equivalents and marketable securities available for sale at fair value on a recurring basis using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

Level Input:	Input Definition:

Level I	Observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level II	Other inputs which are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs.

Level III	Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities.

The following table summarizes fair value measurements by level at March 31, 2009 for these assets:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$5,962	$—	$—	$5,962
Marketable securities available for sale	—	19,037	—	19,037

Total assets at fair value	$5,962	$19,037	$—	$24,999

Our assets classified as Level II assets above are valued using third-party pricing sources. These third party pricing sources generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing our Level II assets.

The carrying amounts of accounts payable and accrued expenses approximate fair value because of their short-term nature.

8.	RESTRICTED CASH

Restricted cash consists of amounts held in escrow accounts to support potential future cash obligations as follows:

	March 31,	December 31,
	2009	2008

Support for letters of credits related to lease obligations	$3,700	$3,700
Severance benefits for current non-executive employees	1,942	—

Total	$5,642	$3,700

In October 2007, we entered into two ten year leases for neighboring facilities in Waltham, Massachusetts. In connection with these leases, we were required to provide two letters of credit to the respective landlords. In connection with the issuance of the letters of credit, we were required to place a total of $3,700 into an interest bearing certificate of deposit as collateral.

On March 25, 2009, we placed $1,942 into a non-interest bearing escrow account for the potential payment of severance benefits for our current non-executive employees pursuant to our severance policy.

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2009	2008

Accounts payable	$865	$1,678
Accrued compensation	517	700
Accrued professional fees	407	346
Accrued research and development	5,641	8,500
Accrued restructuring costs	3,498	—
Other accrued expenses	1,430	1,344

Total	$12,358	$12,568

10.	INDEBTEDNESS

On March 26, 2009, we prepaid the remaining balance on our existing secured equipment loan with Oxford Finance Corporation, or Oxford, of $2,406. In connection with the prepayment, the parties agreed to terminate the Master Security Agreement dated as of August 19, 2004 between us and Oxford, as amended or supplemented, as well as other debt documents (collectively, the Credit Documents). Under the Credit Documents, we borrowed funds from Oxford from time to time which were repayable over 36 to 48 months, depending on the type of equipment that secured the loans. Borrowings were secured by liens on substantially all of the Company’s tangible assets, and all such liens have been released in connection with the termination of the Credit Documents.

11.	STOCK-BASED COMPENSATION

The following table represents stock-based compensation expense included in our Condensed Consolidated Statements of Operations for the three months ended March 31:

	2009	2008

Research and development	$553	$461
General, sales and administrative	649	1,063

Total	$1,202	$1,524

The fair value of the stock options granted was estimated on the date of grant using all relevant information, including application of the Black-Scholes option-pricing model. When applying the Black-Scholes option-pricing model to compute stock-based compensation, we assumed the following for the three months ended March 31:

	2009	2008

Risk-free interest rate	1.8% to 2.2%	2.8% to 3.2%
Expected average option life	6.25 years	6.25 years
Dividends	None	None
Volatility	102% to 104%	75%
The expected average option life assumption is based upon the simplified or “plain-vanilla” method, provided under SAB 107 which averages the contractual term of the our options (10 years) with the vesting term (4 years) taking into consideration multiple vesting tranches. Expected volatility for the period ended March 31, 2009 is based upon the historical volatility data of our common stock. Expected volatility for the period ended March 31, 2008 is based upon the historical volatility data of our common stock and the historical volatility of comparable companies over the expected option term.

We operate the 2002 Employee, Director, and Consultant Stock Option Plan, or the 2002 Plan, which replaced the 1993 Stock Option Plan, or the 1993 Plan, on February 7, 2002. In January 2009, under the “evergreen” provision the 2002 Plan, an additional 1,150,617 shares were made available for future grant under the 2002 Plan. Under the 1993 and 2002 Plans and an inducement grant to Georges Gemayel, Ph.D., our Chief Executive Officer, in June 2008, the total number of shares issuable upon exercise of outstanding stock options and available for future grant to employees, directors and consultants at March 31, 2009 was 6,710,391 shares. On February 19, 2009, 440,000 options originally granted to Dr. Gemayel in June 2008, under the 2002 Plan with an exercise price of $4.07 per share, were repriced to $0.19 per share, which was the closing price of our common stock on that date. The repricing of the options resulted in $66 of additional non-cash compensation expense that will be recognized ratably over the remaining service period of the grant.

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

A summary of the stock option activity under the 1993 Plan, 2002 Plan and the inducement grant given to our CEO for the three months ended March 31, 2009 is as follows:

		Weighted	Weighed
		Average	Average Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)

Balance—January 1, 2009 (1,794,968 options vested)	4,053,276	$8.12
Granted	2,316,000	0.22
Forfeited	(1,092,205)	6.87
Expired	(215,052)	7.89

Options outstanding—March 31, 2009	5,062,019	$4.45	6.9	$13

Options exercisable—March 31, 2009 (1)	1,714,810	$9.52	2.9	$—

Options vested and expected to vest—March 31, 2009	5,059,216	$4.45	6.9	$13

(1)	Options and awards granted prior to January 25, 2006 are generally exercisable immediately, but the shares purchased are subject to restriction on transfer until vested.
The aggregate intrinsic value in the table above represents the value (the difference between our closing common stock price on the last trading day of the three months ended March 31, 2009, which was $0.22 on March 31, 2009, and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. As of March 31, 2009, total unrecognized stock-based compensation expense relating to unvested employee stock awards, adjusted for estimated forfeitures, was $12,736. This amount is expected to be recognized over a weighted-average period of 3.3 years. The weighted average fair value of options granted during the three months ended March 31, 2009 and 2008 was $0.18 and $3.90, respectively.

12.	Recent Accounting Pronouncement

In June 2008, the Emerging Issues Task Force issued Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 provides guidance regarding the proper accounting treatment for freestanding equity derivatives or embedded equity derivative features as either equity instruments or as assets or liabilities requiring remeasurement at fair value through earnings. EITF 07-5 became effective for us on January 1, 2009 and was applied to all instruments outstanding on the date of adoption. The adoption of EITF 07-5 did not materially impact our financial statements.

13.	Subsequent Event

On May 7, 2009, Dr. Falk Pharma GmbH, or Dr. Falk, and we entered into an agreement to settle our remaining financial obligation to Dr. Falk. Under the terms of a termination agreement dated June 7, 2007, Altus agreed to reacquire from Dr. Falk the European marketing rights to Trizytek in exchange for total cash payments of €12.0 million, payable in installments through June 2010. At March 31, 2009, our total remaining obligation to Dr. Falk was €5.0 million; €2.0 million payable on June 6, 2009 and €3.0 million payable on June 6, 2010. Under the terms of the May 7, 2009 amended termination agreement, we will make a cash payment of €1.8 million in May 2009 in full settlement of our remaining obligation. We will record a gain on the termination of the Dr. Falk obligation of approximately $3.7 million in the second quarter of 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
          We are a biopharmaceutical company focused on the development and commercialization of oral and injectable protein therapeutics using our proprietary protein crystallization technology, which we believe will have significant advantages over existing products and will address unmet medical needs. Our lead product candidate is ALTU-238, a long-acting, crystallized formulation of recombinant human growth hormone, for which we have completed a Phase II clinical trial in adults for growth hormone deficiency and have begun a Phase II clinical trial for growth hormone deficiency in pediatric patients. Our next most advanced product candidate is ALTU-237, for which we have completed a Phase I clinical trial for the treatment of hyperoxalurias. We also have a pipeline of other product candidates in preclinical research and development.
          On January 26, 2009, we announced a strategic realignment to focus on the advancement ALTU-238. To conserve capital resources, we have discontinued our activities in support of TrizytekTM [liprotamase], an enzyme replacement therapy for patients suffering from malabsorption due to exocrine pancreatic insufficiency. In connection with the realignment, we implemented a workforce reduction of approximately 70% of our workforce, primarily in functions related to the Trizytek program as well as certain general and administrative positions. As a result of these activities, we recognized a charge of $3.6 million in the first quarter of 2009, primarily for severance and related expenses. We anticipate a further restructuring charge of between $4.0 and $6.0 million in the second quarter of 2009 primarily resulting from our plans to vacate an office facility in Waltham, Massachusetts. We expect the restructuring plan will be completed in the first half of 2009.
          On February 20, 2009, Cystic Fibrosis Foundation Therapeutics, Inc., or CFFTI, and we entered into a letter agreement, or the Letter Agreement, and a license agreement, or the License Agreement, terminating our strategic alliance agreement. Under the terms of the License Agreement, we assigned the Trizytek trademark and certain patent rights to CFFTI and granted CFFTI an exclusive, worldwide, royalty-bearing license to use certain other intellectual property owned or controlled by us to develop, manufacture and commercialize any product using, in any combination, the three active pharmaceutical ingredients, or APIs, which comprise Trizytek. In these agreements, we also agreed to assist CFFTI with a transition of our on-going development and regulatory activities and clinical trials through March 27, 2009, after which CFFTI is responsible for future development activities. In exchange, CFFTI agreed to release us from all obligations and liabilities resulting from the original strategic alliance agreement, and to pay us a percentage of any proceeds CFFTI realizes associated with respect to any rights licensed or assigned to CFFTI under the License Agreement.
          Our future operating results will largely depend on the progress of ALTU-238 in the clinical development process and our ability to raise sufficient capital to fund operations. The results of our operations will vary significantly from year to year and from quarter to quarter and depend on, among other factors: our level of investment in pre-clinical and clinical research and development; our success in manufacturing drug supplies and procuring the APIs for our products; and the outcome of the clinical trials we conduct.
          We have generated significant losses as we have advanced our product candidates into clinical development and expect to continue to generate losses as we continue development of ALTU-238 and finalize our realignment of operations. As of March 31, 2009, we had $25.0 million of cash, cash equivalents and short-term marketable securities and an accumulated deficit of $356.3 million. We believe we have sufficient cash to meet our funding requirements into the third quarter of 2009. We will require significant additional funding to remain a going concern and to fund operations through December 31, 2009 and until such time, if ever, we become profitable. However, there can be no assurance that adequate additional financing will be available to us on acceptable terms.

Financial Operations Overview
          Contract Revenue. Our contract revenue in 2008 consisted of amounts earned under former collaborative research and development agreements with CFFTI relating to Trizytek and with Genentech, Inc., or Genentech, related to ALTU-238. We do not anticipate recognizing any contract revenue in 2009 unless we enter into a new collaborative agreement for one of our research and development programs. We do not expect to generate any revenue from the sale of products in the foreseeable future.
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
          We completed a Phase III efficacy clinical trial of the capsule form of Trizytek in August 2008, and were conducting two long-term safety studies and preparing for the filing of a New Drug Application, or NDA, when we decided to terminate development. As of March 31, 2009, we had incurred approximately $170.0 million for the development of Trizytek. We have fulfilled our requirements to assist CFFTI with a transition of our on-going development and regulatory activities and clinical trials and do not anticipate incurring any further costs related to Trizytek.
          We completed a Phase II clinical trial of ALTU-238 in adults in 2006 and began a Phase II clinical trial for pediatric patients in March 2009. From January 1, 2003, the date on which we began separately tracking development costs for ALTU-238, through March 31, 2009, we incurred approximately $58.5 million in total development costs for this product candidate.
          We completed a Phase I clinical trial for ALTU-237 in June 2008. From January 1, 2006, the date on which we began separately tracking development costs for ALTU-237, through March 31, 2009, we have incurred approximately $21.1 million in total development costs for this product candidate. Further development of ALTU-237 is on hold until sufficient additional funding can be secured.
          The amount and timing of resources we devote to our clinical and preclinical product candidates in the future will be influenced by our ability to fund further development activities, or the potential to enter into one or more strategic collaborations that would provide full or partial funding for the development of our product candidates.
          The successful development of our product candidates is highly uncertain. At this time, we cannot precisely estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of ALTU-238 or any of our clinical or preclinical product candidates, or the period, if any, in which material net cash inflows will commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
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
          A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate, including a decision to discontinue the development of that product candidate. For example, if the U.S. Food and Drug Association, or FDA, or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development. There is no guarantee that such additional resources will be available to us. Not withstanding the above, we expect research and development expenses to decrease during the remainder of 2009 as a result of our discontinuance of the Trizytek program and the realignment plan.
          General, Sales and Administrative Expense. General, sales and administrative expense consists primarily of salaries and other related costs for personnel, including stock-based compensation expenses, in our executive, finance, information technology and human resource functions. Other costs primarily include facility costs not otherwise included in research and development expense, corporate insurance, and professional fees for accounting and legal services, including patent-related expenses.
          We expect general, sales and administrative expenses to decrease significantly in 2009 as a result of the realignment, primarily due to a significant reduction in general and administrative headcount and the rationalization of facilities-related and other variable infrastructure expenses consistent with an organization of approximately 40 employees.
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
Critical Accounting Policies and Significant Judgments and Estimates
               A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. See the discussion of our significant accounting policies in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal year 2008 for additional information regarding our critical accounting policies.
          Restructuring charges. We account for restructuring charges in accordance with Statement of Financial Accounting Standard, or SFAS, No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Facilities related expenses and liabilities associated with our decision to abandon certain facilities in the second quarter of 2009 will include an estimate of the remaining rental obligation, net of estimated sublease income, for a facility we will vacate. This estimate and its assumptions, which will include an estimate of a sublease rate per square foot as well as a period of time before we are able to enter into a sublease, will be reviewed on a regular basis until the outcome is finalized, and we will make any modifications to our estimates we believe necessary, based on our judgment, to reflect any changed circumstances. It is possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.
Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Contract revenue, net

	Three Months Ended
	March 31,		Increase (Decrease)
	2009	2008	$	%
	(dollars in thousands)

Contract revenue, net	$—	$2,622	$(2,622)	100%
          Contract revenue in 2008 was associated with our former collaboration agreements with CFFTI for Trizytek and Genentech for ALTU-238. We will not recognize any contract revenue in 2009 unless we enter into a new collaborative arrangement related to one of our research or development programs. Contract revenue in the first quarter of 2008 included approximately $1.9 million related to the CFFTI collaboration based on efforts expended during that quarter, but was limited by the amount of deferred revenue at the beginning of the period which represented cash previously received from CFFTI. Revenue related to the CFFTI collaboration was recognized under the proportional performance method. Under this method, to the extent we incurred direct development costs each year to advance Trizytek, we recognized revenue based on the proportion of actual costs spent to our estimate of total direct development costs. We also recognized $0.7 million of revenue from Genentech as a result of an agreement for services we performed on their behalf in 2007, before the termination of that collaboration and license agreement.

Research and development

	Three Months Ended
	March 31,		Increase (Decrease)
	2009	2008	$	%
	(dollars in thousands)

Trizytek	$8,080	$14,841	$(6,761)	(46%)
ALTU-238	4,653	2,466	2,187	89%
ALTU-237	229	1,937	(1,708)	(88%)
Other research and development	466	1,862	(1,396)	(75%)
Stock-based compensation	553	461	92	20%

Total research and development	$13,981	$21,567	$(7,586)	(35%)

     The composition of research and development expenses in 2009 reflects our decision to cease development of Trizytek as announced on January 26, 2009, and to focus our development activities on ALTU-238 and our other research and development projects. Costs spent on Trizytek in the first quarter of 2009 represent our commitment to carry on certain activities before development of Trizytek was transferred to CFFTI on March 27, 2009 in accordance with the termination of our strategic alliance agreement and new license arrangement with CFFTI. Those activities included continuation of the two Phase III long-term safety trials through March 27, 2009 and manufacturing activities associated with producing validation lots of APIs. Costs spent on ALTU-238 include preparatory costs of $1.1 million associated with our Phase II pediatric trial which began in March 2009 in addition to $3.0 million of costs associated with continued manufacturing activities to improve formulation to support our planned Phase III clinical trials in 2010. ALTU-237 costs decreased significantly from the same period last year since we have suspended further development activities on this program until sufficient funding is available. Other research and development spending reflects our continued efforts to exploit our core crystallization capabilities.
General, sales and administrative

	Three Months Ended
	March 31,		Increase (Decrease)
	2009	2008	$	%
	(dollars in thousands)

Personnel	$1,243	$2,648	$(1,405)	(53%)
Legal services	466	242	224	93%
General insurance	204	260	(56)	(22%)
Market research and related costs	40	112	(72)	(64%)
Consulting and professional services	295	576	(281)	(49%)
Stock-based compensation	649	1,063	(414)	(39%)
Other general, sales and administrative	534	875	(341)	(39%)

Total general, sales and administrative	$3,431	$5,776	$(2,345)	(41%)

     General, sales and administrative costs for the three months ended March 31, 2009 decreased from the same period in 2008 primarily due to a $1.4 million decrease in personnel costs. Our general, sales and administrative headcount just prior to the termination of employees on March 27, 2009 in conjunction with the realignment plan was 23 employees as compared to 34 employees at March 31, 2008. Contributing to the decrease in headcount was the resignation of three executives during 2008 after March 31, 2008. During the three months ended March 31, 2008, we also incurred a one-time charge of $0.6 million associated with a separation agreement with Sheldon Berkle, our former Chief Executive Officer, or CEO, who resigned in February 2008 and increased recruiting costs during the three months ended March 31, 2008 related to the search for a new CEO. Stock-based compensation also decreased during the three months ended March 31, 2009 as compared to the same period in 2008 due primarily to the decrease in headcount. Professional fees also decreased during 2009 as compared to 2008. During the first quarter 2008, we incurred $0.2 million of costs relating to a tax study, for which we had no comparable costs in 2009. Partially offsetting the decrease in general, sales and administrative costs was an increase in outside legal costs during the first quarter of 2009 as compared to the same period of 2008 primarily due to work related to potential financing agreements during 2009.
Restructuring charges

	Three Months Ended
	March 31,		Increase (Decrease)
	2009	2008	$	%
	(dollars in thousands)

Restructuring charges	$3,629	$—	N/A	N/A
     In connection with the realignment plan, we recorded a restructuring charge of $3.6 million in the first quarter of 2009, and anticipate recording additional charges of between $4.0 and $6.0 million in the second quarter of 2009.
     Termination benefits relate to severance and benefit costs associated with our decision to implement a reduction of approximately 70% of our workforce, primarily in functions related to the Trizytek program as well as certain general and administrative positions. The employees were informed of the decision on January 26, 2009 and, after a statutory waiting period, 93 employees were terminated on March 27, 2009. We recorded a restructuring charge of $3.4 million in the first quarter of 2009 related to severance and related benefits, and anticipate recording an additional charge of $0.1 million in the second quarter of 2009 when three remaining employees are terminated. Virtually all of the severance benefits will be paid out by the end of 2009.
     Other charges relate primarily to legal and other professional fees associated with terminating our strategic alliance agreement with CFFTI for the development of Trizytek and entering into a new license arrangement with CFFTI for the Trizytek program.
     We anticipate further restructuring charges of between $4.0 and $6.0 million in the second quarter of 2009, primarily related to our plan to vacate an office facility in Waltham, Massachusetts. We account for restructuring charges in accordance with Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS 146. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet specific requirements. In accordance with SFAS 146, our facility related expense and liability to be recorded in the second quarter will include an estimate of the remaining rental obligation, net of estimated sublease income, for a facility we intend to vacate in the second quarter of 2009.

Other income (expense) — net

	Three Months Ended
	March 31,		Increase (Decrease)
	2009	2008	$	%
	(dollars in thousands)
Interest income	$165	$1,399	$(1,234)	(88%)
Interest expense	(272)	(352)	80	23%
Foreign currency exchange gain (loss)	530	(825)	1,355	164%

Total other income (expense) — net	$423	$222	$201	91%

     Interest income for the three months ended March 31, 2009 decreased as compared to the same period in 2008. Our average cash balances for the three months ended March 31, 2008 were higher than our average cash balances for the three months ended March 31, 2009, resulting in higher interest income during 2008. In addition, a decrease in prevailing interest rates in the overall market also contributed to lower interest income for the three months ended March 31, 2009. Interest expense for both periods consists of the accretion of non-cash interest expense on our obligation to Dr. Falk and interest on our secured equipment loan with Oxford Finance Corporation, or Oxford. On March 26, 2009, we prepaid the remaining balance of $2.4 million of our secured equipment loan with Oxford. Foreign currency exchange gains (losses) primarily reflect foreign currency adjustments relating to our obligation to Dr. Falk, which is denominated in Euros.
Preferred stock dividends
     Preferred stock dividends, which were $56,000 for the three months ended March 31, 2009 and 2008, relate entirely to dividends on our redeemable preferred stock.
Liquidity and Capital Resources
Overview
          We have financed our operations since inception primarily through the sale of equity securities, payments from our collaborators, borrowings and capital lease financings and, prior to the middle of 2004, revenue from product sales.
          Prior to September 2001, we received most of our funding from the issuance of equity and debt financing from Vertex Pharmaceuticals, Inc., including issuance of redeemable preferred stock and Series A Convertible Preferred Stock. From September 2001 through our initial public offering, we received funding of $96.6 million by issuing Series B and Series C Convertible Preferred Stock. Upon our initial public offering in January 2006, the Series A, B and C Convertible Preferred Stock were converted, along with accrued but unpaid dividends, into shares of common stock. The outstanding redeemable preferred stock, which is not convertible into common stock, is redeemable, at the holder’s option, on or after December 31, 2010, or by us at our option at any time. The liquidation preference of the redeemable preferred stock at March 31, 2009 was $6.8 million and includes accrued but unpaid dividends on the redeemable preferred stock of $2.3 million. Assuming we do not exercise our right to repurchase the redeemable preferred stock before December 31, 2010, the liquidation preference including accrued and unpaid dividends at that date will be $7.2 million.
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
          We received $18.4 million from our former collaborative agreement with CFFTI. As a result of the termination of the Trizytek program in February 2009, we will not receive any additional milestone payments from CFFTI under the former collaborative agreement. However, in connection with our new license agreement with CFFTI, CFFTI will be obligated to pay us a percentage of any proceeds CFFTI realizes associated with any rights licensed or assigned to CFFTI under the license agreement.
          We had received $12.9 million from Dr. Falk since the inception of our collaborative agreement with Dr. Falk in December 2002. Effective June 6, 2007, Dr. Falk and we agreed to terminate our collaborative agreement, and we reacquired Dr. Falk’s European Marketing Rights under the agreement. Based on the termination agreement, we agreed to make cash payments to Dr. Falk totaling €12.0 million, payable as follows: €5.0 million that was paid in July 2007 and equated to $6.7 million based on foreign currency exchange rates at the time of payment, €2.0 million that was paid in June 2008 and equated to $3.1 million based on foreign currency exchange rates at the time of payment, €2.0 million on June 6, 2009 and €3.0 million on June 6, 2010. Both parties are absolved from any further performance obligations under the original contract. On May 7, 2009, we entered into an agreement with Dr. Falk to make a cash payment of €1.8 million in May 2009 in full settlement of our remaining financial obligation.
          Pursuant to our collaboration and license agreement with Genentech, we received a total of $41.5 million from Genentech in 2007 through 2008 which was comprised of an equity investment, an upfront milestone payment and cost reimbursements. In addition, as part of the termination agreement, we received a $4.0 million termination payment from Genentech in the fourth quarter of 2007. Upon commercialization of ALTU-238, Genentech will be entitled to a nominal royalty on sales of ALTU-238.
          On January 26, 2009, we announced a strategic realignment to focus on the advancement of ALTU-238 and to discontinue our activities in support of Trizytek. In connection with the realignment plan, we recorded a restructuring charge of $3.6 in the first quarter of 2009, and anticipate recording an additional charge of between $6.0 and $7.0 million in the second quarter of 2009.
          On March 27, 2009, we provided notice to Lonza of our intent to terminate the Agreement between us and Lonza due to Lonza’s material breach of the Agreement. The notice identifies the material breach as Lonza’s failure to meet the requirements of the Agreement with respect to the production of validation batches of APIs for Trizytek. Per the terms of the Agreement, we would not owe Lonza any termination fee as a result of terminating the contract due to Lonza’s material breach. Before we delivered the notice of our intent to terminate the Agreement due to Lonza’s breach, Lonza asserted that we had unilaterally terminated the Agreement, without notice. The Agreement permits us to terminate the Agreement for convenience with 12 months prior written notice if we stop development of Trizytek and obligates us to make a termination payment of a specified amount to Lonza after the 12 month notice period less the cost of any APIs we have purchased from Lonza over a certain period of time. The specified payment is 8.3 million Swiss francs, or $7.2 million based on current exchange rates. We responded to Lonza asserting that we have not terminated the Agreement for convenience. After receiving our response, Lonza stated that if the specified payment was not paid by April 3, 2009, Lonza would initiate Arbitration. Lonza also asserts that, per the terms of the Agreement, they are owed interest charges of approximately $50,000 per month beginning on January 1, 2009 because we have not taken delivery of a specified value of APIs. We believe that as a result of Lonza’s material breach, no termination fees or interest charges are due to Lonza under the terms of the Agreement and, accordingly, no provisions have been made for such payments at March 31, 2009.

Funding Requirements
          Since our inception, we have generated significant losses while we have advanced our product candidates into preclinical and clinical trials. As we continue to advance ALTU-238 and any of our other product candidates through development, we expect to incur additional operating losses until such time, if any, as our efforts result in commercially viable and profitable drug products. In January 2009, we announced a realignment plan to discontinue development of Trizytek and to reduce headcount by 70% in order to conserve our financial resources for the development of ALTU-238 and any other products we may develop. We anticipate that after the impact of our restructuring actions, our current cash, cash equivalents and marketable securities will be sufficient to fund our operations into the third quarter of 2009. We will require significant additional funding to remain a going concern and to fund operations until such time, if ever, we become profitable. Raising sufficient capital in the current financial environment may be particularly difficult, and there can be no assurance that additional financing will be available on acceptable terms when needed, if at all. In addition to equity financing, we continue to evaluate and aggressively pursue other forms of capital infusion including collaborations with organizations that have capabilities that are complementary to our own, as well as program structured financing arrangements, in order to continue the development of our product candidates.
We believe the key factors that will affect our internal and external sources of cash are:
•	the success of clinical trials for ALTU-238;

•	our ability to successfully develop, manufacture and obtain regulatory approval for ALTU-238;

•	the success of the ALTU-237 program or any preclinical programs that we determine to move forward;

•	our ability to enter into strategic collaborations with corporate collaborators and the success of such collaborations;

•	the receptivity of the capital markets to financings of biotechnology companies;

•	the final outcome of our disagreement with Lonza concerning the termination of our manufacturing agreement; and

•	our ability to sublet our excess facilities on favorable terms.
          We may raise funds from time to time through public or private sales of equity or from borrowings. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our ability to continue as a going concern. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business. For example, warrants issued in connection with our Series C financings contain price protection provisions that reduce the exercise price of the warrants in the event we issue equity securities at a lower price than the original exercise price, thus furthering dilution. At March 31, 2009, 1,133,112 such warrants with an exercise price of $9.80 per warrant were outstanding. We do not engage in off-balance sheet financing arrangements, other than operating leases.
Summary Cash Flow Information

	March 31,	December 31,	Increase (Decrease)
	2009	2008	$	%
	(dollars in thousands)
Cash, cash equivalents and marketable securities	$24,999	$48,600	$(23,601)	(49%)
Working capital	11,678	34,429	(22,751)	(66%)

	Three Months Ended
	March 31,
	2009	2008
	(dollars in thousands)

Cash flows from:
Operating activities	$(20,582)	$(21,611)
Investing activities	6,981	12,858
Financing activities	(2,745)	2,110
          At March 31, 2009, we had $25.0 million in cash, cash equivalents and marketable securities. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. Our funds at March 31, 2009 were invested in investment grade securities and money market funds.
          Cash flows from operating activities. Since our inception, we have generated significant losses while we have advanced our product candidates into preclinical and clinical trials. Accordingly, we have historically used cash in our operating activities. During the three months ended March 31, 2009 and March 31, 2008, our operating activities used $20.6 million and $21.6 million, respectively. The use of cash in each period was primarily a result of expenditures associated with our research and development activities and amounts incurred to develop and maintain our administrative infrastructure.
          Cash flows from investing activities. Net cash provided by investing activities was $7.0 million for the three months ended March 31, 2009, reflecting $16.0 million of proceeds from sales and maturities of marketable securities, partially offset by $8.9 million to purchase marketable securities and $0.1 million for capital expenditures. During the same period in 2008, net cash provided by investing activities was $12.9 million for the three months ended March 31, 2008, reflecting $16.2 million of proceeds from the maturities of marketable securities, partially offset by $2.7 million to purchase marketable securities and $0.7 million for capital expenditures. We expect capital expenditures to be negligible in 2009.
          Cash Flows from financing activities. For the three months ended March 31, 2009, our financing activities consumed $2.8 million, due to debt principal repayments which reflects the full repayment of all outstanding long-term debt. For the three months ended March 31, 2008, our financing activities provided $2.1 million, primarily reflecting $2.5 million of proceeds from the issuance of long-term debt under our equipment financing agreement, partially offset by repayments of long-term debt of $0.5 million. In addition, we received $0.2 million in proceeds from the exercise of common stock options.

          The following table summarizes our contractual obligations at March 31, 2009 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:
Payments Due by Period
(dollars in thousands)

		Remainder	2010	2012
		of	through	through	After
	Total	2009	2011	2013	2013
Contractual Obligations (1):
Operating lease obligations	$46,678	$3,088	$9,265	$9,417	$24,908
Dr. Falk obligation (2)	6,604	2,642	3,962	—	—
Purchase obligations (3) (4)	5,554	3,325	2,229	—	—

Total contractual cash obligations	$58,836	$9,055	$15,456	$9,417	$24,908

(1)	Excludes estimated payment of $7.2 million to Vertex in connection with its optional redemption of shares of redeemable preferred stock on or after December 31, 2010, plus dividends accruing after that date and royalties to Genentech on product sales of ALTU-238. In addition, on March 26, 2009, we prepaid the remaining balance of $2,406 of our existing secured equipment loan with Oxford.

(2)	Represents €5.0 million due to Dr. Falk converted to U.S. dollars at the foreign exchange rate at March 31, 2009. On May 7, 2009, we entered into an agreement with Dr. Falk to make a cash payment of €1.8 million in May 2009 in full settlement of our remaining financial obligation.

(3)	Represents amounts due to Sandoz based on the foreign currency exchange rate at March 31, 2009, under the terms of our supply agreement with Sandoz pursuant to which we are obligated to purchase all of the recombinant human growth hormone, or hGH, forecasted for 2009 and 50% of the hGH forecasted for 2010.

(4)	Excludes an approximate $7.2 million termination fee that Lonza contends we owe related to our unilateral termination of our Manufacturing and Supply agreement for convenience. We refute this contention and believe that as a result of Lonza’s material breach, no termination fee is owed under the terms of the agreement.
Forward-Looking Statements and Risk Factors
          This report contains forward-looking statements. The forward-looking statements include statements about the time period during which existing cash resources can support our operations, our ability to raise additional capital, the possibility of future revenues, the impact of our realignment activities on future use of cash, the financial impact of changes in interest rates, and other statements regarding our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. We discuss many of these risks in Part II — Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Risk Factors.” In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Our cash, cash equivalents and marketable securities are invested with highly-rated financial institutions in North America with the primary objective of preservation of principal. When purchased, the investments generally have a maturity of less than 18 months. Some of the securities we invest in are subject to interest rate risk and will fall in value if market interest rates increase. To minimize the risk associated with changing interest rates, we invest primarily in money market funds, bank certificates of deposit, United States government securities and investment-grade commercial paper and corporate notes that can be held to their maturity date. All of our investments at March 31, 2009 met these criteria. We had gross unrealized gains of $0.1 million on our investments at March 31, 2009. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2009, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.
          Our assets are principally located in the United States and a majority of our historical revenues and operating expenses are denominated in United States dollars. Our payments to Dr. Falk for the repurchase of the European Marketing Rights of Trizytek are denominated in Euros. In addition, some purchases of raw materials and contract manufacturing services are also denominated in foreign currencies. Accordingly, we are subject to market risk with respect to foreign currency-denominated expenses. We recognized foreign currency exchange gains of $0.5 million in the three months ended March 31, 2009. We may engage in additional collaborations with international partners. If we enter into additional collaborations with international partners providing for foreign currency-denominated revenues and expenses, we may be subject to significant foreign currency and market risk.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
          Our management, with the participation of our Chief Executive Officer, or CEO, and Principal Financial Officer, or PFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation by our management, our CEO and PFO concluded that, as of March 31, 2009, our disclosure controls and procedures were: (1) designed to ensure that material information relating to us is made known to our CEO and PFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
     Changes in Internal Control
          Based on an evaluation by management, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
          Due to financial constraints, we recently discontinued development of Trizytek, our late-stage clinical candidate. We will require substantial future capital in order to complete the development and commercialization of our remaining clinical-stage product candidates, ALTU-238 and ALTU-237, and to conduct the research and development and clinical and regulatory activities necessary to bring our early stage research products and product candidates into clinical development. At this time, we have made a decision to allocate our financial, capital and human resources to ALTU-238, are evaluating the feasibility of moving forward our early-stage clinical and pre-clinical programs and will make future decisions on these programs depending upon the availability of resources. Our future capital requirements will depend on many factors, including:
•	the results of our Phase II pediatric clinical trial for ALTU-238 that we initiated in March 2009 and the results and costs of future clinical trials for ALTU-238 that we may initiate;
•	any further non-clinical or clinical studies we may initiate based on the results of our Phase I clinical trial for ALTU-237 or discussions with regulatory authorities;

•	the actual expenses of discontinuing the Trizytek program, including any contractual termination payments we are required to make;
•	the timing, progress and results of ongoing manufacturing development work for ALTU-238;

•	the results of our preclinical studies and testing for our early stage research products and product candidates, and any decisions to initiate clinical trials;

•	the costs, timing and outcome of regulatory review of our product candidates in clinical development, and any of our preclinical product candidates that progress to clinical trials;

•	the cost of obtaining clinical and commercial supplies of active pharmaceutical ingredients, or APIs, and finished drug product in sufficient quantities for clinical development and any commercial launch;

•	the costs of establishing commercial operations, including commercial manufacturing and distribution arrangements and sales, marketing and medical affairs functions, should any of our product candidates be approved and we participate in the launch;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents, seeking freedom to operate under any third party intellectual property rights, and defending intellectual property-related claims;

•	our ability to establish and maintain collaborative or financing arrangements and obtain milestone, royalty and other payments from collaborators or third parties;

•	the costs associated with our realignment plan, including termination of contractual obligations and facility-related costs; and

•	the extent to which we acquire or invest in new businesses, products or technologies.
          Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, or we decide it is necessary to preserve existing resources, we may find it appropriate or necessary to stage, delay or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates.
          Our independent registered public accounting firm modified their report for the fiscal year ended December 31, 2008 with respect to our ability to continue as a going concern. This type of modification typically would indicate that our recurring losses from operations and current lack of sufficient funds to sustain operations through the end of the following fiscal year raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we would have to liquidate our assets and might receive significantly less than the values at which they are carried on our consolidated financial statements. Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts, if any, that holders of our common stock could receive in liquidation.

          To remain a going concern, significant funding will be required. Our available funds will not be sufficient to fund the completion of the development and commercialization of any of our product candidates, including ALTU-238. We currently expect that our existing capital resources will be sufficient to maintain our current and planned operations into the third quarter of 2009. In addition, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need additional funds sooner than the third quarter of 2009 and may seek such funds prior to that time. We are funding all costs related to the development ALTU-238 and cannot defer or avoid such expenses unless we delay or curtail the program, or we enter into a new collaboration agreement or secure alternative funding to support the development of ALTU-238. The failure to obtain additional financing or enter into a new collaboration could lead to a delay in or discontinuation of further development of ALTU-238. The inclusion of a going concern modification in the audit report of our registered public accounting firm for fiscal 2008 may materially and adversely affect our ability to raise new capital.
          We are obligated under the terms of our redeemable preferred stock held by Vertex Pharmaceuticals Incorporated to make a significant payment upon the occurrence of a specified event. We may not have sufficient resources to make this payment when it becomes due.
          If Vertex Pharmaceuticals Incorporated, or Vertex, the holder of our redeemable preferred stock, elects to redeem those shares on or after December 31, 2010, we will be required to pay an aggregate of $7.2 million plus dividends accrued after that date. We will require additional funding to make this payment. Funds for this purpose may not be available to us on favorable terms, or at all.
          We may have contractual liabilities in connection with our discontinuation of the Trizytek program.
          We have significant contractual obligations that we entered into with third parties for the Trizytek program. In connection with our discontinuation of this program and our new License Agreement with CFFTI, CFFTI may assume certain, but not all, of these obligations. In the case where CFFTI does not assume these obligations, we will need to negotiate a termination of these obligations with the third parties, which may involve the payment of termination fees or costs. In particular, in March 2009 we provided notice to Lonza of our intent to terminate our manufacturing and supply agreement (the Manufacturing Agreement) with Lonza due to Lonza’s material breach of the Agreement. Lonza has asserted that we have terminated the Manufacturing Agreement for convenience without notice. We have responded to Lonza asserting that we have not terminated the Agreement for convenience noting that the applicable provision of the Manufacturing Agreement permits us only and not Lonza to terminate the Agreement. After receiving our response, Lonza stated that if the specified payment was not made by April 3, 2009, Lonza would initiate arbitration. The settlement or arbitration of this matter could involve the payment of substantial amounts by us.
          We have a history of net losses, which we expect to continue for at least several years and, as a result, we are unable to predict the extent of any future losses or when, if ever, we will achieve, or be able to maintain, profitability.
          We have incurred significant losses since 1999, when we were reorganized as a company independent from Vertex. At March 31, 2009, our accumulated deficit was $356.3 million, and we expect to continue to incur losses for at least the next several years. We have only been able to generate limited amounts of revenue from license and milestone payments under collaboration agreements and payments for funded research and development, as well as revenue from products we no longer sell. Although our realignment of operations to focus on the development of ALTU-238 will result in a reduction in our annual research and development spending, we expect to continue to incur net operating losses for the next several years.

          We must generate significant revenue to achieve and maintain profitability. All of our product candidates are still in development. Even if we succeed in developing and commercializing one or more of our product candidates, we may not be able to generate sufficient revenue to achieve or maintain profitability. Our failure to become and remain profitable would further depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.
          Raising additional capital by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.
          We may seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, or collaboration and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stock ownership interests will be diluted, such dilution will in all likelihood be substantial, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. In addition, certain warrants that we have issued contain price protection provisions that reduce the exercise price of the warrants in the event we issue equity securities at a lower price than the original exercise price, thus furthering dilution. At March 31, 2009, we had 1,133,112 such warrants. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable development and commercialization rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.
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

companies such as BioPartners, Eli Lilly, Genentech, Merck Serono, Novo Nordisk, Pfizer, Sandoz, and Teva Pharmaceutical Industries. In addition, we understand that ALTU-238 may compete with product candidates in clinical development from some of these companies and others, including LG Life Sciences, which is developing a long-acting hGH therapy based on an encapsulated microparticle technology, and Merck Serono and Novo Nordisk, which are also developing a long-acting hGH therapy.
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
          A number of events or factors, including any of the following, could delay the completion of our ongoing and planned clinical trials and negatively impact our ability to submit an NDA and obtain regulatory approval for, and to market and sell, a particular product candidate, including our clinical-stage product candidates:
•	unavailability of funds;

•	conditions imposed by us or imposed on us by the FDA or any foreign regulatory authority regarding the scope or design of our clinical trials;

•	delays in obtaining, or our inability to obtain or maintain, required approvals from institutional review boards, or IRBs, or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	negative or inconclusive results from clinical trials, or results that are inconsistent with earlier results, that necessitate additional clinical studies;

•	delays in the completion of manufacturing development work for our product candidates, and in collecting the necessary manufacturing information for submission of our marketing approval applications for our product candidates;

•	any dispute that arises under our current or future collaborative agreements or our agreements with third parties;

•	insufficient supply or deficient quality of our product candidates or other materials necessary to conduct our clinical trials;

•	difficulties enrolling subjects in our clinical trials, including, for example, finding pediatric subjects with hGH deficiency who have not previously received hGH therapy for our pediatric trials of ALTU-238;

•	serious or unexpected side effects experienced by subjects in clinical trials; or

•	failure of our third-party contractors or our investigators to comply with regulatory requirements or otherwise meet their contractual obligations to us in a timely manner.
          Delays in or inconclusive results from our clinical trials may result in increased development costs for our product candidates and corresponding delays in the filing of an NDA for product candidates and the receipt of marketing approval for the product candidate or discontinuation of a program, which could cause our stock price to decline and could limit our ability to obtain additional financing. For example, our stock price declined significantly following the announcement of the results of our Phase III clinical trial for Trizytek. In addition, we were unable to secure a corporate partnership for Trizytek following the announcement of such results and consequently decided to discontinue the Trizytek program which is now exclusively licensed to CFFTI. In addition, if one or more of our product candidates are delayed, our competitors may be able to bring products to market before we do, and the commercial advantage, profitability or viability of our product candidates, including our clinical-stage product candidates, could be significantly reduced.

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
          Our agreement with Althea covers only the manufacture of ALTU-238 for the planned clinical trials of ALTU-238. We will need to negotiate an additional agreement under which Althea would provide the commercial supply of ALTU-238 or find an alternative commercial manufacturer. Switching manufacturers would require cooperation from Althea, technology transfers, training, and validation of the alternative manufacturer’s processes, and, under some circumstances, will require us to make a specified payment to Althea. Changes in manufacturing processes or procedures, including a change in the location where the drug is manufactured or a change of a third-party manufacturer, may require prior review and approval from the FDA and satisfaction of comparable foreign requirements. This review may be costly and time-consuming and could delay or prevent the launch of a product. If we are unable to secure another contract manufacturer for ALTU-238 at an acceptable cost, the commercialization of ALTU-238 could be delayed, prevented or impaired, and the costs related to ALTU-238 may increase. Any dispute over the terms of, or decisions regarding, our collaboration with Althea or other adverse developments in our relationship would materially harm our business and might accelerate our need for additional capital.
          Our contract manufacturers may encounter difficulties or unforeseen expenses in connection with the commercial scale-up of manufacturing activities for our product candidates
          We do not have any agreements in place to manufacture our product candidates on a commercial scale, other than the supply agreement for API for ALTU-238. In order to commercialize ALTU-238, we, in conjunction with Althea, will need to scale up the manufacturing of ALTU-238 drug product. We may be required to fund capital improvements to support scale-up of manufacturing and related activities. Althea may not be able to increase its manufacturing capacity and we may need to find an alternative supplier. In addition, Sandoz may discontinue its manufacturing of hGH, in which case we would need to find an alternative source. It may be difficult for us to enter into additional supply arrangements on a timely basis or on acceptable terms, which could delay or prevent our ability to commercialize ALTU-238.
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
          Because we may in the future enter into sales or collaboration transactions, we may be dependent upon our collaborators, and we may be unable to prevent them from taking actions that may be harmful to our business or inconsistent with our business strategy.
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

          We are a small company with 38 employees as of April 30, 2009. We recently underwent a strategic realignment, which resulted in an approximate 70% headcount reduction. Our success depends on our ability to attract, retain and motivate highly qualified management, development and scientific personnel, which may be made more difficult as a result of the realignment. In particular, we are highly dependant on our new President and Chief Executive Officer, Dr. Georges Gemayel, and the other principal members of our executive, development and scientific teams.
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
          Investors should consider an investment in our common stock as risky and subject to significant loss and wide fluctuations in market value. Our common stock has only been publicly traded since January 26, 2006, and accordingly there is a limited history on which to gauge the volatility of our stock price. Our stock price has, however, been volatile since we began to be publicly traded. For example, our stock price declined approximately 50% following our announcement that our collaboration with Genentech had been terminated in December 2007. Our stock price also declined sharply following our announcement of the top line data of our Phase III efficacy trial of Trizytek in August 2008 and in connection with the announcement of our strategic realignment in January 2009. The stock market as a whole has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks may not relate to the operating performance of the companies represented by the stock. In addition, we are currently not in compliance with the applicable rules to qualify for continued listing on The NASDAQ Global Market. To maintain listing, we are required, among other things, to maintain a daily closing bid price of $1.00 and a minimum market value of publicly held shares of $5.0 million. NASDAQ has suspended enforcement of its rules requiring a minimum $1.00 closing bid price and a minimum market value of publicly held shares of $5.0 million until July 20, 2009.
          The market price of our common stock has been between $0.14 and $19.79 per share from January 1, 2007 until May 5, 2009. Some of the factors that may cause the market price of our common stock to continue to fluctuate include:
•	delays in or results from our clinical trials or studies;

•	our entry into or the loss of a significant collaboration or the expansion or contraction of a significant collaboration, disputes with a collaborator, or delays in the progress of a collaborative development program;

•	competitive product information such as results of clinical trials conducted by others on drugs that would compete with our product candidates or the regulatory filing or approval of such competitive products;

•	litigation or threatened litigation, including any litigation or arbitration we may be subject to in connection with our Manufacturing Agreement with Lonza

•	delays or other problems with manufacturing our product candidates or approved products;

•	failure or delays in advancing product candidates from our preclinical programs, or other product candidates we may discover or acquire in the future, into clinical trials;

•	failure or discontinuation of any of our research programs;

•	regulatory review delays, changes in regulatory requirements, new regulatory developments or enforcement policies in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	failure to meet estimates or recommendations by securities analysts, if any, who cover our common stock;

•	positive or negative publicity regarding our product candidates or any approved products;

•	sales, future sales or anticipated sales of our common stock by us or our stockholders;

•	changes in the structure of health care payment systems;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results; and

•	general market conditions.
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
          Entities affiliated with Warburg Pincus Private Equity VIII, L.P., or Warburg Pincus, one of our principal stockholders, are entitled to designate up to two individuals as candidates to our board of directors, for so long as Warburg Pincus owns at least 2,691,935 shares of our common stock, or one individual for so long as Warburg Pincus owns at least 1,794,623 shares of our common stock. We have agreed to nominate and use our reasonable efforts to cause the election of such candidates. Stewart Hen and Jonathan S. Leff were the members of our board of directors designated by Warburg Pincus, but each of these individuals resigned as Directors effective December 31, 2008, and Warburg Pincus has not designated any candidates to replace them. As of April 20, 2009, Warburg Pincus owned 1,784,948 shares of common stock and warrants to purchase an additional 717,917 shares of our common stock.
          A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
          Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 31,131,056 shares of common stock outstanding as of May 5, 2009. Holders of up to approximately 7.8 million shares of our common stock, assuming the exercise of warrants to purchase shares of our common stock, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock issuable under our equity compensation plans and they can now be freely sold in the public market upon issuance. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause our stockholders to lose part or all of their investments in our shares of common stock.

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

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2009.

ALTUS PHARMACEUTICALS INC.
By	/s/ Thomas J. Phair, Jr.
Thomas J. Phair, Jr.
Vice President, Finance and Treasurer (duly authorized officer)

Exhibit Index

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant*

3.2	Restated By-laws of the Registrant**

10.1	Letter Agreement between the Registrant and Thomas J. Phair, Jr. dated January 22, 2009

10.2++	Letter Agreement dated February 20, 2009 between the Registrant and Cystic Fibrosis Foundation Therapeutics, Inc.

10.3++	License Agreement dated February 20, 2009 by and between the Registrant and Cystic Fibrosis Foundation Therapeutics, Inc.

10.4	Amendment to Termination Agreement dated May 7, 2009 between the Registrant and Dr. Falk Pharma Gmbh

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (000-51711) filed on March 12, 2007.

**	Filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1A (333-129037) filed on January 11, 2006. `

++	Confidential treatment has been requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.