Form 10-Q
period 2009-06-30
Altus Pharmaceuticals Inc.
filed 2009-08-04
CIK 1340744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
YES ☐ NO ☑
The number of shares outstanding of the registrant’s common stock as of July 31, 2009 was 31,131,056.

Part I
Item 1. Financial Statements
ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,050	$22,308
Marketable securities available-for-sale	—	26,292
Current portion of restricted cash	3,709	—
Prepaid expenses and other current assets	1,645	2,350

Total current assets	13,404	50,950

PROPERTY AND EQUIPMENT, Net	7,944	9,601

RESTRICTED CASH — NET OF CURRENT PORTION	5,173	3,700

TOTAL ASSETS	$26,521	$64,251

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,011	$12,568
Current portion of Dr. Falk Pharma GmbH obligation	—	2,300
Current portion of long-term debt	—	1,313
Current portion of deferred rent and lease incentive obligation	2,873	340

Total current liabilities	10,884	16,521

Dr. Falk Pharma GmbH obligation, net of current portion	—	4,049
Long-term debt, net of current portion	—	1,432
Deferred rent and lease incentive obligation, net of current portion	2,968	5,645

TOTAL LIABILITIES	13,852	27,647

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
Redeemable Preferred Stock, par value $0.01 per share; 450,000 shares authorized, issued and outstanding at June 30, 2009 and December 31, 2008 at accreted redemption value	6,844	6,731

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 31,131,056 shares issued and outstanding at June 30, 2009 and December 31, 2008	311	311
Additional paid-in capital	366,662	365,033
Accumulated deficit	(361,148)	(335,668)
Accumulated other comprehensive income	—	197

Total stockholders’ equity	5,825	29,873

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$26,521	$64,251

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

CONTRACT REVENUE, NET	$—	$—	$—	$2,622

COSTS AND EXPENSES:
Research and development	4,888	20,967	18,869	42,534
General and administrative	2,110	4,700	5,541	10,476
Restructuring charges	1,461	—	5,090	—

Total costs and expenses	8,459	25,667	29,500	53,010

LOSS FROM OPERATIONS	(8,459)	(25,667)	(29,500)	(50,388)

OTHER INCOME (EXPENSE):
Interest income	105	750	270	2,149
Interest expense	(81)	(377)	(353)	(729)
Foreign currency exchange gain (loss)	(441)	34	89	(791)
Gain on debt restructuring	3,925	—	3,925	—
Other income	89	—	89	—

Other income (expense) —net	3,597	407	4,020	629

NET LOSS	(4,862)	(25,260)	(25,480)	(49,759)

PREFERRED STOCK DIVIDENDS	(56)	(56)	(113)	(113)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,918)	$(25,316)	$(25,593)	$(49,872)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE — BASIC AND DILUTED	$(0.16)	$(0.82)	$(0.82)	$(1.62)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	31,131	30,843	31,131	30,834

See notes to unaudited condensed consolidated financial statements.

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,480)	$(49,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt restructuring	(3,925)	—
Depreciation and amortization	996	1,847
Impairment of property and equipment due to restructuring	910	—
Stock-based compensation expense related to the issuance of stock options	1,742	3,535
Noncash interest expense	248	537
Foreign currency exchange (gain) loss	(89)	791
Changes in assets and liabilities:
Accounts receivable	—	3,454
Prepaid expenses and other assets	705	(581)
Restricted cash	(5,182)	—
Deferred rent and lease incentive obligation	(144)	2,128
Accounts payable, accrued expenses and other long-term liabilities	(5,083)	(2,375)
Deferred revenue recognized	—	(2,087)

Net cash used in operating activities	(35,302)	(42,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(8,902)	(26,995)
Sales of marketable securities	18,997	—
Maturities of marketable securities	16,000	18,714
Purchases of property and equipment	(168)	(1,151)
Sales of property and equipment	324	—

Net cash provided by (used in) investing activities	26,251	(9,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	—	312
Payment of Dr. Falk Pharma GmbH obligation	(2,462)	(3,136)
Proceeds from issuance of long-term debt	—	2,476
Repayment of long-term debt	(2,745)	(1,185)

Net cash used in financing activities	(5,207)	(1,533)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,258)	(53,475)

CASH AND CASH EQUIVALENTS—Beginning of period	22,308	113,607

CASH AND CASH EQUIVALENTS—End of period	$8,050	$60,132

ALTUS PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. As of June 30, 2009, we had $8,050 of cash and cash equivalents and an accumulated deficit of $361,148. We do not have sufficient cash to meet our funding requirements through December 31, 2009. This projection is based on our anticipated cost structure after implementation of the realignment plan that was announced on January 26, 2009, as discussed in Note 2, and expectations regarding expenses and potential cash inflows. We will require significant additional funding to remain a going concern and to fund operations until such time, if ever, as we become profitable. We intend to pursue additional equity or debt financing and/or collaboration arrangements to support the continued development of our product candidates. There can be no assurances as to the availability of additional financing or the terms upon which additional financing may be available in the future. These events raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These unaudited condensed consolidated financial statements and related disclosures should be read in conjunction with the audited financial statements for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC.
2.	REALIGNMENT PLAN

On January 26, 2009, we announced a strategic realignment to focus on the advancement of our long-acting, recombinant human growth hormone candidate, ALTU-238, as a once-per-week treatment for adult and pediatric patients with growth hormone deficiency. To conserve capital resources, we discontinued our activities in support of TrizytekTM [liprotamase], an enzyme replacement therapy for patients suffering from malabsorption due to exocrine pancreatic insufficiency. In connection with the realignment plan, we recorded restructuring charges of $3,629 and $1,461 in the first and second quarters of 2009, respectively.

Provisions associated with the restructuring are included in operating expenses in the condensed consolidated statements of operations. Activities against our restructuring accrual, which is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets, were as follows in 2009:

	Balance at				Balance at
	December 31,			Asset	June 30,
	2008	Provisions	Payments	Impairment	2009

Termination benefits	$—	$3,488	$(2,289)	$—	$1,199
Facilities related	—	395	(158)	—	237
Asset impairment	—	910	—	(910)	—
Other charges	—	297	(228)	—	69

Total	$—	$5,090	$(2,675)	$(910)	$1,505

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

Termination benefits relate to severance and benefit costs associated with our decision to implement a workforce reduction of approximately 70%, primarily in functions related to the Trizytek program as well as certain general and administrative positions. The employees were informed of the decision on January 26, 2009 and, after a statutory waiting period, 93 employees were terminated on March 27, 2009, resulting in a restructuring charge of $3,447 in the first quarter of 2009. An additional three employees were terminated in the second quarter of 2009, resulting in a restructuring charge of $41. Virtually all of the severance benefits will be paid out by the end of 2009.

In the second quarter of 2009, we abandoned the 83,405 square foot office facility we lease at 333 Wyman Street in Waltham, MA, or 333 Wyman, and consolidated our operations into 39,797 square feet of office and laboratory space under a lease for 63,880 square feet at 610 Lincoln Street in Waltham, or 610 Lincoln. On July 1, 2009, we entered into amendments effective June 30, 2009 related to the two facilities. Both leases had original terms that expired in 2018. Under the terms of the amendment to the 333 Wyman lease, we made a $1,025 payment to the landlord in July for the payment of rent due under the lease through October 31, 2009. The landlord has agreed to terminate the 333 Wyman lease provided it receives an additional payment of $475 on the earliest of the date we receive capital funding in excess of $25,000, we are acquired or merge, or November 2, 2009. In addition, within ninety days after the termination of the lease, the landlord can require us to remove certain improvements from 333 Wyman which we estimate would cost approximately $405 which we have recorded as an asset retirement obligation included in accrued liabilities. We will charge amounts paid to the landlord against the deferred rent and incentive liability, and reverse any excess to income upon the lease termination.

Pursuant to the amendment of the 610 Lincoln lease, the amount of space leased by us was reduced on June 30, 2009 by approximately 24,083 square feet and the rent payable under the 610 Lincoln lease was reduced accordingly. For 610 Lincoln, we will reduce the deferred rent and lease incentive liability by $1,268 in the third quarter of 2009 corresponding to the portion of the 610 Lincoln space that was reduced by the lease amendment on July 1, 2009, offset by the write-off of the net book value of leasehold improvements of $897.

During the second quarter of 2009, we recorded a restructuring charge related to moving and facility related costs of $395 which we incurred as part of consolidating operations. In addition, we concluded that the 333 Wyman leasehold improvements and certain furniture and fixtures together with the related asset retirement cost were impaired and accordingly recorded an impairment charge of $910 in the second quarter of 2009.

Other charges relate primarily to legal fees associated with terminating our strategic alliance agreement with Cystic Fibrosis Foundation Therapeutics, Inc., or CFFTI, for the development of Trizytek entering into a new licensing arrangement with CFFTI for the Trizytek program, and terminating our manufacturing agreement with Lonza, Ltd., or Lonza.

The strategic realignment was deemed to be an impairment indicator under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Therefore, we performed an undiscounted cash flow analysis to determine if our assets were recoverable. As the estimated undiscounted cash flows exceed the net book value of our assets, we concluded an impairment did not exist.
3.	CYSTIC FIBROSIS FOUNDATION THERAPEUTICS, INC. AGREEMENT

In connection with the realignment plan discussed above, on February 20, 2009, CFFTI and we entered into a letter agreement, or the Letter Agreement, and a license agreement, or the License Agreement, terminating our strategic alliance agreement. Under the terms of the License Agreement, we assigned the Trizytek trademark and certain patent rights to CFFTI and granted CFFTI an exclusive, worldwide, royalty-bearing license to use certain other intellectual property owned or controlled by us to develop, manufacture and commercialize any product using, in any combination, the three active pharmaceutical ingredients, or APIs, which comprise Trizytek. In these agreements, we also agreed to assist CFFTI with a transition of our on-going development and regulatory activities and clinical trials through March 27, 2009, after which CFFTI became responsible for future development activities. In connection with this transition, we agreed to deposit $1,859 into an escrow account, which was bilaterally controlled by CFFTI and us, to cover the cost of specified batches of APIs for Trizytek that were transferred to CFFTI. In exchange, CFFTI agreed to release us from all obligations and liabilities resulting from the original strategic alliance agreement, and to pay us a percentage of any proceeds CFFTI realizes with respect to any rights licensed or assigned to CFFTI under the License Agreement. We have fulfilled our requirements to assist CFFTI with a transition of our on-going development and regulatory activities and clinical trials and do not anticipate incurring any further costs related to Trizytek.

On July 2, 2009, we entered into a three-way agreement with CFFTI and Alnara Pharmaceuticals, Inc., or Alnara. Alnara has sublicensed the development rights to Trizytek from CFFTI. Under the terms of that agreement, we agreed to waive our right to participate in the decision to release the escrow funds and that CFFTI could release the funds at its sole discretion without waiving our right to assert that the batches of APIs made by Lonza fail to satisfy Lonza’s contractual obligations under Lonza’s Manufacturing and Supply Agreement with us. The parties agreed that Alnara would settle certain claims by Lonza and a supplier against us for monies due related to the manufacture of batches of APIs which amounted to $2,213. The parties agreed that CFFTI shall reduce by $500 any amounts payable to Altus under the License Agreement from proceeds CFFTI realizes associated with licensing or assigning Trizytek to Alnara.

4.	LONZA LTD. CONTRACT TERMINATION

On March 27, 2009, we informed Lonza of our intent to terminate the Manufacturing and Supply Agreement, or the Manufacturing Agreement, dated November 16, 2006, as amended, between us and Lonza due to Lonza’s material breach of the Manufacturing Agreement. On June 29, 2009, we terminated the Manufacturing Agreement due to Lonza’s failure to cure the material breach within the 90 day cure period provided in the Manufacturing Agreement. The Manufacturing Agreement is a six-year agreement between us and Lonza providing for the manufacturing and supply of commercial quantities of APIs for Trizytek. Under the Manufacturing Agreement, Lonza agreed to manufacture the APIs in accordance with defined specifications and applicable current good manufacturing practice regulations and international regulatory requirements. We specified the material breach as Lonza’s failure to meet the requirements of the Manufacturing Agreement with respect to the production of validation batches of the APIs for Trizytek.

Before we delivered the notice of our intent to terminate the Manufacturing Agreement due to Lonza’s breach, Lonza asserted that we had unilaterally terminated the Manufacturing Agreement, without notice. The Manufacturing Agreement provides that we may terminate the Manufacturing Agreement for convenience with 12 months prior written notice if we stop development of Trizytek and obligates us to make a termination payment of a specified amount to Lonza after the 12 month notice period less the cost of APIs we purchase from Lonza over a certain period of time. The specified payment is 8,293 Swiss francs, or $7,641 based on exchange rates at June 30, 2009. We responded to Lonza asserting that we have not terminated the Manufacturing Agreement for convenience. Lonza has also asserted under the terms of the Manufacturing Agreement that we owe them interest of approximately $50 per month starting on January 1, 2009 based on us not taking delivery of a specified value of APIs.

On May 15, 2009, Lonza filed a lawsuit against us in the United States District Court for the Southern District of New York. Lonza seeks to have the court (1) declare a proper forum for arbitrating the disputes under the Manufacturing Agreement, (2) reform the Manufacturing Agreement to prohibit Altus from enforcing confidentiality and non-competition provisions, and (3) award Lonza reasonable attorneys’ fees and costs. On June 29, 2009, Altus filed an answer to Lonza’s complaint indicating its belief that Lonza’s claims were meritless and simultaneously filed a counterclaim seeking damages due to Lonza’s material breach of the Manufacturing Agreement, without waiving its rights that the allegations of the counterclaims are exclusively arbitrable. The parties subsequently agreed to arbitrate the breach dispute before the American Arbitration Association, and on July 23, 2009, with the consent of the parties, the court dismissed without prejudice Lonza’s claim for declaratory relief concerning the arbitrable forum.

We believe that as a result of Lonza’s material breach, no termination fees or interest charges are due to Lonza under the terms of the Manufacturing Agreement. We have assessed the potential contingent liability associated with Lonza’s assertions and our contention that the contract has been terminated due to Lonza’s material breach. Based on our assessment, we do not believe that any one individual potential outcome is more likely than any other potential outcome and, accordingly, no provision as been made for a contingent liability at June 30, 2009.

5.	COMPREHENSIVE LOSS

Comprehensive loss was as follows for the three and six months ended June 30:

	Three Months		Six Months
	2009	2008	2009	2008

Net loss	$(4,862)	$(25,260)	$(25,480)	$(49,759)
Unrealized loss on available-for-sale marketable securities	(66)	(164)	(197)	(336)

Comprehensive loss	$(4,928)	$(25,424)	$(25,677)	$(50,095)

6.	NET LOSS PER SHARE

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

Outstanding dilutive securities not included in the calculation of diluted net loss attributable to common stockholders per share were as follows for the three and six months ended June 30:

(In thousands)	2009	2008

Options to purchase common stock	3,795	5,138
Warrants to purchase common stock	1,207	3,593

Total	5,002	8,731

7.	FAIR VALUE MEASUREMENT

We measure cash equivalents and marketable securities available for sale at fair value on a recurring basis using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. At June 30, 2009 and December 31, 2008, our balance of cash, cash equivalents and marketable securities were valued using observable inputs such as quoted prices for identical assets in active markets. We held no marketable securities at June 30, 2009. The carrying amounts of accounts payable and accrued expenses approximate fair value because of their short-term nature.

8.	RESTRICTED CASH

Restricted cash consists of amounts held in escrow accounts to support potential future cash obligations as follows:

	June 30,	December 31,
	2009	2008

Support for letters of credits related to lease obligations	$3,700	$3,700
Severance benefits for current employees	3,323	—
Amounts held in escrow under CFFTI Agreement	1,859	—

Total restricted cash	8,882	3,700

Less: current portion	(3,709)	—

Long-term portion	$5,173	$3,700

In connection with entering into the 333 Lease and the 610 Lease in October 2007, we were required to provide letters of credit to the respective landlords in the amount of $1,850 each. In connection with the issuance of the letters of credit, we were required to place a total of $3,700 into an interest bearing certificate of deposit as collateral. As part of the amendment to the 333 Lease entered into on July 1, 2009, the landlord agreed to return the letter of credit for that facility to us on March 31, 2010 assuming we were not in default of either the amended 333 Lease or amended 610 Lease. As a result, the portion of the escrow balance supporting the letter of credit for the 333 Lease has been classified as a current asset in the condensed consolidated balance sheet at June 30, 2009.

In connection with our severance policies for executives and non-executive employees we placed a total of $3,323 into non-interest bearing escrow accounts for the potential payment of severance benefits.

As discussed in Note 3, on April 6, 2009 in connection with the License Agreement with CFFTI we placed $1,859 into a non-interest bearing escrow account to cover the cost of specified batches of APIs for Trizytek that were transferred by us to CFFTI. Under the terms of the original escrow arrangement, disbursements from the escrow account required bilateral approval by CFFTI and us. In connection with the three-way agreement with CFFTI and Alnara entered into on July 2, 2009, we agreed to waive our right to participate in the release of the escrow funds, but without waiving our right to assert that the batches of APIs made by Lonza fail to satisfy Lonza’s contractual obligations under the Manufacturing Agreement. On July 6, 2009, CFFTI unilaterally decided to release the amount held in escrow to cover the cost of the specified batches of APIs. Consequently, the escrow balance is classified as a current asset in the condensed consolidated balance sheet at June 30, 2009.

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2009	2008

Accounts payable	$798	$1,678
Accrued compensation	681	700
Accrued professional fees	224	346
Accrued research and development	3,833	8,500
Accrued restructuring costs	1,505	—
Other accrued expenses	970	1,344

Total	$8,011	$12,568

10.	INDEBTEDNESS

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

On May 7, 2009, Dr. Falk Pharma GmbH, or Dr. Falk, and we entered into an agreement to settle our remaining financial obligation to Dr. Falk. Under the terms of a termination agreement dated June 7, 2007, we agreed to reacquire from Dr. Falk the European marketing rights to Trizytek in exchange for total cash payments of €12,000, payable in installments through June 2010. At March 31, 2009, our total remaining obligation to Dr. Falk was €5,000; €2,000 payable on June 6, 2009 and €3,000 payable on June 6, 2010. Under the terms of the May 7, 2009 amended termination agreement, we made a cash payment of €1,800 in full settlement of our remaining obligation. As a result of the settlement, we recorded a gain of $3,925 in the second quarter of 2009, which is included in the other income (expense) section of the condensed consolidated statements of operations.

11.	STOCK-BASED COMPENSATION

The following table represents stock-based compensation expense included in our Condensed Consolidated Statements of Operations for the three and six months ended June 30:

	Three Months		Six Months
	2009	2008	2009	2008

Research and development	$85	$899	$639	$1,360
General and administrative	455	1,112	1,103	2,175

Total	$540	$2,011	$1,742	$3,535

The fair value of the stock options granted was estimated on the date of grant using all relevant information, including application of the Black-Scholes option-pricing model. We did not grant any stock options during the three months ended June 30, 2009. When applying the Black-Scholes option-pricing model to compute stock-based compensation, we assumed the following for the six months ended June 30:

	2009	2008

Risk-free interest rate	1.8% to 2.2%	2.8% to 3.6%
Expected average option life	6.25 years	5.75 to 6.25 years
Dividends	None	None
Volatility	102% to 104%	68% to 75%
The expected average option life assumption is based upon the simplified or “plain-vanilla” method, provided under SAB 107 which averages the contractual term of the our options (10 years) with the vesting term (4 years) taking into consideration multiple vesting tranches. Expected volatility for the period ended June 30, 2009 is based upon the historical volatility data of our common stock. Expected volatility for the period ended June 30, 2008 is based upon the historical volatility data of our common stock and the historical volatility of comparable companies over the expected option term.

We operate the 2002 Employee, Director, and Consultant Stock Option Plan, or the 2002 Plan, which replaced the 1993 Stock Option Plan, or the 1993 Plan, on February 7, 2002. Under the 1993 and 2002 Plans and an inducement grant to Georges Gemayel, Ph.D., our Chief Executive Officer, granted in June 2008, the total number of shares issuable upon exercise of outstanding stock options and available for future grant to employees, directors and consultants at June 30, 2009 was 6,710,391 shares.

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

A summary of the stock option activity under the 1993 Plan, 2002 Plan and the inducement grant given to our CEO for the six months ended June 30, 2009 is as follows:

		Weighted	Weighed
		Average	Average Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)

Balance—January 1, 2009 (1,794,968 options vested)	4,053,276	$8.12
Granted	2,316,000	0.22
Forfeited	(1,377,913)	6.09
Expired	(1,196,050)	9.97

Options outstanding—June 30, 2009	3,795,313	$3.37	8.4	$341

Options exercisable—June 30, 2009 (1)	1,137,904	$6.23	6.5	$48

Options vested and expected to vest—June 30, 2009	3,353,480	$3.37	8.4	$341

(1)	Options and awards granted prior to January 25, 2006 are generally exercisable immediately, but the shares purchased are subject to restriction on transfer until vested.
The aggregate intrinsic value in the table above represents the value (the difference between our closing common stock price on the last trading day of the three months ended June 30, 2009, which was $0.41 on June 30, 2009, and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. As of June 30, 2009, total unrecognized stock-based compensation expense relating to unvested employee stock awards, adjusted for estimated forfeitures, was $12,555. This amount is expected to be recognized over a weighted-average period of 3.1 years. The weighted average fair value of options granted during the six months ended June 30, 2009 and 2008 was $0.18 and $3.15 per share, respectively.

12.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board issued SFAS No. 165, “Subsequent Events”, or SFAS 165. The SFAS 165 does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. SFAS 165 is effective for financial statements issued after June 15, 2009. The implementation of SFAS 165 did not have a significant impact on our financial statements. Subsequent events through the filing date of this Form 10-Q have been evaluated for disclosure and recognition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are a biopharmaceutical company focused on the development and commercialization of oral and injectable protein therapeutics using our proprietary protein crystallization technology, which we believe will have significant advantages over existing products and will address unmet medical needs. Our lead product candidate is ALTU-238, a long-acting, crystallized formulation of recombinant human growth hormone, for which we have completed a Phase II clinical trial in adults for growth hormone deficiency and have begun a Phase II clinical trial for growth hormone deficiency in pediatric patients. Our next most advanced product candidate is ALTU-237, for which we have completed a Phase I clinical trial for the treatment of hyperoxalurias. We also have a pipeline of other product candidates in preclinical research and development which are currently on hold until such time, if any, that we are able to obtain additional financing.
     On January 26, 2009, we announced a strategic realignment to focus on the advancement ALTU-238. To conserve capital resources, we have discontinued our activities in support of TrizytekTM [liprotamase], an enzyme replacement therapy for patients suffering from malabsorption due to exocrine pancreatic insufficiency. In connection with the realignment, we implemented a workforce reduction of approximately 70%, primarily in functions related to the Trizytek program as well as certain general and administrative positions. As a result of these activities, we recognized a charge of $3.6 million in the first quarter of 2009, primarily for severance and related expenses, and $1.5 million in the second quarter of 2009 primarily for facility related charges and asset impairments in connection with our consolidation of operations into one building. We expect that virtually all of the remaining cash payments associated with these activities will be paid out by the end of 2009.
     On February 20, 2009, Cystic Fibrosis Foundation Therapeutics, Inc., or CFFTI, and we entered into a letter agreement, or the Letter Agreement, and a license agreement, or the License Agreement, terminating our strategic alliance agreement. Under the terms of the License Agreement, we assigned the Trizytek trademark and certain patent rights to CFFTI and granted CFFTI an exclusive, worldwide, royalty-bearing license to use certain other intellectual property owned or controlled by us to develop, manufacture and commercialize any product using, in any combination, the three active pharmaceutical ingredients, or APIs, which comprise Trizytek. In these agreements, we also agreed to assist CFFTI with a transition of our on-going development and regulatory activities and clinical trials through March 27, 2009, after which CFFTI became responsible for future development activities. In exchange, CFFTI agreed to release us from all obligations and liabilities resulting from the original strategic alliance agreement, and to pay us a percentage of any proceeds CFFTI realizes associated with any rights licensed or assigned to CFFTI under the License Agreement.
     Our future operating results will largely depend on the progress of ALTU-238 in the clinical development process and our ability to raise sufficient capital to fund operations.
     We have generated significant losses as we have advanced our product candidates into clinical development and expect to continue to generate losses as we continue development of ALTU-238 and finalize our realignment of operations. As of June 30, 2009, we had $8.1 million of cash and cash equivalents and an accumulated deficit of $361.1 million. We believe we have sufficient cash to meet our funding requirements into September 2009. We will require significant additional funding to remain a going concern and to fund operations through December 31, 2009 and until such time, if ever, we become profitable. However, adequate additional financing may not be available to us on acceptable terms.
Financial Operations Overview
     Contract Revenue. Our contract revenue in 2008 consisted of amounts earned under former collaborative research and development agreements with CFFTI relating to Trizytek and with Genentech, Inc., or Genentech, related to ALTU-238. We do not anticipate recognizing any contract revenue in 2009 unless we enter into a new collaborative agreement for one of our research and development programs. We do not expect to generate any revenue from the commercial sale of products in the foreseeable future.
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
     We completed a Phase III efficacy clinical trial of the capsule form of Trizytek in August 2008, and were conducting two long-term safety studies and preparing for the filing of a New Drug Application, or NDA, when we decided to terminate development. As of June 30, 2009, we had incurred approximately $169.6 million for the development of Trizytek. We have fulfilled our requirements to assist CFFTI with a transition of our on-going development and regulatory activities and clinical trials and do not anticipate incurring any further development costs related to Trizytek.
     We completed a Phase II clinical trial of ALTU-238 in adults in 2006 and began a Phase II clinical trial for pediatric patients in March 2009. From January 1, 2003, the date on which we began separately tracking development costs for ALTU-238, through June 30, 2009, we incurred approximately $61.6 million in total development costs for this product candidate.
     We completed a Phase I clinical trial for ALTU-237 in June 2008. From January 1, 2006, the date on which we began separately tracking development costs for ALTU-237, through June 30, 2009, we have incurred approximately $21.0 million in total development costs for this product candidate. Further development of ALTU-237 is on hold until sufficient additional funding can be secured.
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

     The successful development of our product candidates is highly uncertain. At this time, we cannot precisely estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of ALTU-238 or any of our clinical or preclinical product candidates, or the period, if any, in which material net cash inflows will commence. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•	the availability of sufficient capital resources to fund development activities.

•	the scope, rate of progress and expense of our clinical trials and other research and development activities;

•	the potential benefits of our product candidates over other therapies;

•	our ability, either by ourselves or with potential collaborators, to manufacture, market, commercialize and achieve market acceptance for any of our product candidates that we are developing or may develop in the future;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the expense and timing of regulatory approvals;

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
     A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate, including a decision to discontinue the development of that product candidate. For example, if the U.S. Food and Drug Association, or FDA, or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development. There is no guarantee that such additional resources will be available to us. Notwithstanding the above, we expect research and development expenses to decrease significantly in 2009, as compared to 2008, as a result of our discontinuance of the Trizytek program and the realignment plan.
     General and Administrative Expense. General and administrative expense consists primarily of salaries and other related costs for personnel, including stock-based compensation expenses, in our executive, finance, information technology and human resource functions. Other costs primarily include facility costs not otherwise included in research and development expense, corporate insurance, and professional fees for accounting and legal services, including patent-related expenses.
     We expect general and administrative expenses to decrease significantly in 2009, as compared to 2008, as a result of the realignment, primarily due to a significant reduction in general and administrative headcount and the rationalization of facilities-related and other variable infrastructure expenses consistent with an organization of approximately 33 employees.
     Interest and Other Income (Expense), Net. Interest income consists of interest earned on our cash and cash equivalents and marketable securities. Interest expense consists of interest incurred on equipment loans, which were fully paid off in March 2009, and amortization of the discount associated with our obligation to Dr. Falk Pharma GmbH, or Dr. Falk, with whom we formerly had a collaborative agreement regarding the development of Trizytek in certain countries outside the United States. We settled our obligation to Dr. Falk in May 2009, and as a result will cease amortization of the discount. We do not anticipate recording additional interest expense until such time that enter into a new financing arrangement.
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
     Restructuring charges. We account for restructuring charges in accordance with Statement of Financial Accounting Standard, or SFAS, No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Facilities related expenses and liabilities are based on estimates of the remaining obligations associated with a facility which we vacated in the second quarter of 2009. These estimates, which include an estimate of costs associated with our agreement with our landlord to terminate the lease early, will be reviewed on a regular basis until the outcome is finalized, and we will make any modifications to our estimates we believe necessary, based on our judgment, to reflect any changed circumstances. It is possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.
Results of Operations
Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008
Contract revenue, net

			Increase (Decrease)
	2009	2008	$	%
		(dollars in thousands)
Three months ended June 30,
Contract revenue, net	$—	$—	$—	N/A

Six months ended June 30,
Contract revenue, net	$—	$2,622	$(2,622)	(100%)
     We will not recognize any contract revenue in 2009 unless we enter into a new collaborative arrangement for one of our research or development programs.
     We recognized $1.9 million related to the CFFTI collaborative agreement during the six months ended June 30, 2008, including no revenue in the three months then ended, representing our total remaining deferred revenue balance. We terminated our collaborative agreement with CFFTI on February 20, 2009. During the three months ended March 31, 2008, we also recognized $0.7 million of revenue related to our terminated collaboration and license agreement with Genentech.

This revenue was related to an additional amount that Genentech agreed to pay us for services we performed on Genentech’s behalf in the fourth quarter of 2007.
Research and development

	Three Months Ended
	June 30,		Increase (Decrease)
	2009	2008	$	%
	(dollars in thousands)

Trizytek	$229	$10,732	$(10,503)	(98%)
ALTU-238	3,309	5,438	(2,129)	(39%)
ALTU-237	—	1,669	(1,669)	(100%)
Other research and development	737	1,324	(587)	(44%)
Depreciation	528	905	(377)	(42%)
Stock-based compensation	85	899	(814)	(91%)

Total research and development	$4,888	$20,967	$(16,079)	(77%)

	Six Months Ended
	June 30,		Increase (Decrease)
	2009	2008	$	%
	(dollars in thousands)

Trizytek	$7,693	$25,573	$(17,880)	(70%)
ALTU-238	7,728	7,904	(176)	(2%)
ALTU-237	200	3,606	(3,406)	(94%)
Other research and development	1,524	2,390	(866)	(36%)
Depreciation	1,085	1,701	(616)	(36%)
Stock-based compensation	639	1,360	(721)	(53%)

Total research and development	$18,869	$42,534	$(23,665)	(56%)

     Research and development expense for the three and six months ended June 30, 2009 decreased due primarily to us discontinuing our activities in support of Trizytek in the first quarter of 2009. In connection with the Letter Agreement and License Agreement we entered into with CFFTI, we agreed to assist CFFTI with a transition of our on-going development, manufacturing and regulatory activities and clinical trials through March 27, 2009, after which CFFTI became responsible for future development activities. During the first six months of 2008, we were conducting a Phase III efficacy trial and two long-term safety studies of Trizytek, one in cystic fibrosis patients and one in chronic pancreatitis patients with pancreatic insufficiency. ALTU-238 costs during the second quarter of 2009 decreased as compared to the same period in 2008. The decrease is primarily due to decreased manufacturing related costs for ALTU-238, primarily due to the timing of human growth hormone purchased from Sandoz GmbH, or Sandoz, and the manufacture of clinical material at Althea Technologies, Inc., or Althea. During the second quarter of 2009, we purchased $1.5 million of human growth hormone from Sandoz as compared to $3.8 million during the second quarter of 2008. The decrease in costs was partially offset by increased clinical costs relating to our Phase II pediatric trial, which we began in March 2009. ALTU-238 costs for the six months ended June 30, 2009 and 2008 were relatively unchanged as the decrease relating to the purchase of human growth hormone was offset by increased clinical costs preparing and initiating the Phase II pediatric trial. ALTU-237 costs decreased significantly from the same periods last year as we have suspended further development activities on this program until sufficient funding is available. Other research and development spending reflects our continued efforts to exploit our core crystallization capabilities. Depreciation for the three and six months ended June 30, 2009 decreased as compared to the same periods in 2008 primarily due to the accelerated depreciation of certain leasehold improvements and furniture and fixtures in 2008 associated with our former facilities located in Cambridge, MA. Upon our decision to relocate our facilities to Waltham, MA, we shortened the useful lives of certain assets related to the Cambridge facilities to correspond with the term we were expecting to remain in those facilities. Stock-based compensation decreased for both the three and six months ended June 30, 2009 as compared to the same periods last year primarily due to true-up adjustments recognized on forfeited stock options due to the significantly reduced workforce on March 27, 2009.
General and administrative

	Three Months Ended
	June 30,		Increase (Decrease)
	2009	2008	$	%
	(dollars in thousands)

Personnel	$391	$1,897	$(1,506)	(79%)
Legal services	393	150	243	162%
General insurance	206	216	(10)	(5%)
Market research and related costs	14	47	(33)	(70%)
Consulting and professional services	310	371	(61)	(16%)
Stock-based compensation	455	1,112	(657)	(59%)
Other general and administrative	341	907	(566)	(62%)

Total general and administrative	$2,110	$4,700	$(2,590)	(55%)

	Six Months Ended
	June 30,		Increase (Decrease)
	2009	2008	$	%
	(dollars in thousands)

Personnel	$1,633	$4,545	$(2,912)	(64%)
Legal services	858	420	438	104%
General insurance	410	476	(66)	(14%)
Market research and related costs	55	159	(104)	(65%)
Consulting and professional services	606	947	(341)	(36%)
Stock-based compensation	1,103	2,175	(1,072)	(49%)
Other general and administrative	876	1,754	(878)	(50%)

Total general and administrative	$5,541	$10,476	$(4,935)	(47%)

     General and administrative costs for the three and six months ended June 30, 2009 decreased in total as compared to the same period in 2008, commensurate with the downsizing of our corporate infrastructure. Personnel costs dropped significantly in the three and six month period ended June 30, 2009 as a result of our reduction in workforce which reduced administrative headcount from 32 at June 30, 2008 to six at June 30, 2009. Also included in personnel costs for the six months ended June 30, 2008 is a one-time charge of $0.6 million associated with a separation agreement with Sheldon Berkle, our former Chief Executive Officer, or CEO, who resigned in February 2008, and increased recruiting costs related to the search for a new CEO. Stock-based compensation also decreased during the three and six months ended June 30, 2009 as compared to the same period in 2008 due primarily to the decrease in headcount. Consulting and professional fees also decreased during 2009 as compared to 2008. Included in consulting and professional services during the first quarter of 2008 was $0.2 million of costs relating to a tax study, for which we had no comparable costs in 2009. Partially offsetting the decrease in general and administrative costs was an increase in outside legal costs during the three and six months ended June 30, 2009 as compared to the same period of 2008 primarily due to increased reliance on outside legal counsel.
Restructuring charges

	Three Months Ended
	June 30,
	2009	2008
	(dollars in thousands)

Termination benefits	$41	$—
Facilities related	395	—
Asset impairment	910	—
Other charges	115	—

Total restructuring charges	$1,461	$—

	Six Months Ended
	June 30,
	2009	2008
	(dollars in thousands)

Termination benefits	$3,488	$—
Facilities related	395	—
Asset impairment	910	—
Other charges	297	—

Total restructuring charges	$5,090	$—

     Termination benefits relate to severance and benefit costs associated with our decision to implement a reduction of approximately 70% of our workforce, primarily in functions related to the Trizytek program as well as certain general and administrative positions. The employees were informed of the decision on January 26, 2009 and, after a statutory waiting period, 93 employees were terminated on March 27, 2009. We recorded a restructuring charge of $3.4 million in the first quarter of 2009 related to severance and related benefits, and an additional charge of $41,000 in the second quarter of 2009 when three remaining employees were terminated. The majority of the severance benefits will be paid out by the end of 2009.
     In the second quarter of 2009, we abandoned the 83,405 square foot office facility we lease at 333 Wyman Street in Waltham, MA, or 333 Wyman, and consolidated our operations into 39,797 square feet of office and laboratory space under a lease for 63,880 square feet at 610 Lincoln Street in Waltham, or 610 Lincoln. On July 1, 2009, we entered into amendments effective June 30, 2009 related to the two facilities. Both leases had original terms that expired in 2018. Under the terms of the amendment to the 333 Wyman lease, we made a $1.0 million payment to the landlord for the payment of rent due under the lease through October 31, 2009. The landlord has agreed to terminate the 333 Wyman lease provided it receives an additional payment of $0.5 million on the earliest of the date we receive capital funding in excess of $25 million, we are acquired or merge, or November 2, 2009. In addition, within ninety days after the termination of the lease, the landlord can require us to remove certain improvements from 333 Wyman which we estimate would cost approximately $0.4 million which we have recorded as an asset retirement obligation included in accrued liabilities.

We will charge amounts paid to the landlord against the deferred rent and incentive liability, and reverse any excess to income upon the lease termination.
     Pursuant to the amendment of the 610 Lincoln lease, the amount of space leased by us was reduced on June 30, 2009 by approximately 24,083 square feet and the rent payable under the 610 Lincoln lease was reduced accordingly. For 610 Lincoln, we will reduce the deferred rent and lease incentive liability by $1.3 million in the third quarter of 2009 corresponding to the portion of the 610 Lincoln space that was reduced by the lease amendment on July 1, 2009, offset by the write-off of the net book value of leasehold improvements of $0.9 million.
     During the second quarter of 2009, we recorded a restructuring charge related to moving and facility related costs of approximately $0.4 million which we incurred as part of consolidating operations. In addition, we concluded that the 333 Wyman leasehold improvements and certain furniture and fixtures together with the releated asset retirement cost were impaired, and accordingly recorded an impairment charge of $0.9 million in the second quarter of 2009.
     Other charges relate primarily to legal associated with terminating our strategic alliance agreement with CFFTI for the development of Trizytek entering into a new licensing arrangement with Cystic Fibrosis Foundation Therupeutics, Inc., or CFFTI, for the Trizytek program, and terminating our manufacturing agreement with Lonza.
Other income (expense) — net

	Three Months Ended
	June 30,		Increase (Decrease)
	2009	2008	$	%
	(dollars in thousands)

Interest income	$105	$750	$(645)	(86%)
Interest expense	(81)	(377)	(296)	(79%)
Foreign currency exchange gain (loss)	(441)	34	(475)	(1397%)
Gain on debt restructuring	3,925	—	3,925	N/A
Other	89	—	89	N/A

Total other income (expense) — net	$3,597	$407	$3,190	784%

	Six Months Ended
	June 30,		Increase (Decrease)
	2009	2008	$	%
	(dollars in thousands)

Interest income	$270	$2,149	$(1,879)	(87%)
Interest expense	(353)	(729)	(376)	(52%)
Foreign currency exchange gain (loss)	89	(791)	880	111%
Gain on debt restructuring	3,925	—	3,925	N/A
Other	89	—	89	N/A

Total other income (expense) — net	$4,020	$629	$3,391	539%

     Interest income for the three and six months ended June 30, 2009 decreased as compared to the same period in 2008. Our average cash balances for the periods ended June 30, 2008 were higher than our average cash balances for the periods ended June 30, 2009, resulting in higher interest income during 2008. In addition, a decrease in prevailing interest rates in the overall market also contributed to lower interest income for the three and six months ended June 30, 2009. Interest expense for both periods consists of interest on our secured equipment loan with Oxford Finance Corporation, or Oxford, and accretion of non-cash interest expense on our former obligation to Dr. Falk. On March 26, 2009, we prepaid the remaining balance of $2.4 million of our secured equipment loan with Oxford. Foreign currency exchange gains (losses) primarily reflect foreign currency adjustments relating to our former obligation to Dr. Falk, which was denominated in Euros, and amounts due to Lonza, which are denominated in Swiss Francs.
     On May 7, 2009, Dr. Falk and we entered into an agreement to settle our remaining financial obligation to Dr. Falk. Under the terms of the agreement, we made a payment of €1.8 million, or approximately $2.5 million, in May 2009 in full settlement of our remaining obligation. As a result of the settlement, we recorded a gain on debt restructuring of $3.9 million in the second quarter of 2009
Preferred stock dividends
     The preferred stock dividends for the three and six months ended June 30, 2009 and 2008 relate entirely to dividends on our redeemable preferred stock, which remained outstanding at June 30, 2009.
Liquidity and Capital Resources
Overview
     We have financed our operations since inception primarily through the sale of equity securities, payments from our collaborators, borrowings and capital lease financings and, prior to the middle of 2004, revenue from product sales.
     Since our inception, we have generated significant losses while we have advanced our product candidates into preclinical and clinical trials. As we continue to advance ALTU-238 and any of our other product candidates through development, we expect to incur additional operating losses until such time, if any, as our efforts result in commercially viable and profitable drug products. In January 2009, we announced a realignment plan to discontinue our activities in support of Trizytek in order to conserve our financial resources for the development of ALTU-238 and any other products we may develop. We anticipate that after the impact of our restructuring our current cash and cash equivalents will be sufficient to fund our operations into September 2009. We will require significant additional funding to remain a going concern and to fund operations until such time, if ever, we become profitable. Raising sufficient capital in the current financial environment may be particularly difficult, and there can be no assurance that additional financing will be available on acceptable terms when needed, if at all. In addition to equity financing, we continue to evaluate and aggressively pursue other forms of capital infusion including collaborations with organizations that have capabilities that are complementary to our own, as well as program structured financing arrangements, in order to continue the development of our product candidates.
We believe the key factors that will affect our internal and external sources of cash are:
•	our ability to fund operations for a sufficient period to develop additional data or exercise a transaction;

•	the receptivity of the capital markets to financings of biotechnology companies;

•	the success of clinical trials for ALTU-238;

•	our ability to successfully develop, manufacture and obtain regulatory approval for ALTU-238;

•	our ability to enter into strategic collaborations with corporate collaborators and the success of such collaborations; and

•	the final outcome of our disagreement with Lonza concerning the termination of our manufacturing agreement.

     We may raise funds from time to time through public or private sales of equity or from borrowings. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our ability to continue as a going concern. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business. For example, warrants issued in connection with our Series C financings contain price protection provisions that reduce the exercise price of the warrants in the event we issue equity securities at a lower price than the original exercise price, thus furthering dilution. At June 30, 2009, 1,133,112 such warrants with an exercise price of $9.80 per warrant were outstanding. We do not engage in off-balance sheet financing arrangements, other than operating leases.
     On January 26, 2009, we announced a strategic realignment to focus on the advancement of ALTU-238 and to discontinue our activities in support of Trizytek. In connection with the realignment plan, we recognized a charge of $3.6 million in the first quarter of 2009, primarily for severance and related expenses, and $1.5 million in the second quarter of 2009, primarily for facility related charges in connection our consolidation of operations into one building. We expect that the majority of the remaining cash payments associated with these activities will be paid out by the end of 2009.
     As described in Note 4 to the Condensed Consolidated Financial Statements included in this report, on March 27, 2009, we informed Lonza of our intent to terminate the Manufacturing Agreement between us and Lonza due to Lonza’s material breach of the Manufacturing Agreement. On June 29, 2009, we terminated the Manufacturing Agreement due to Lonza’s failure to cure the material breach within the 90 day cure period provided in the Manufacturing Agreement. The parties subsequently agreed to arbitrate the breach dispute before the American Arbitration Association. We believe that as a result of Lonza’s material breach, no termination fees or interest charges are due to Lonza under the terms of the Manufacturing Agreement and, accordingly, no provisions have been made for such payments at June 30, 2009.
Summary Cash Flow Information

	June 30,	December 31,	Increase (Decrease)
	2009	2008	$	%
	(dollars in thousands)

Cash, cash equivalents and marketable securities	$8,050	$48,600	$(40,550)	(83%)
Working capital	2,520	34,429	(31,909)	(93%)

	Six Months Ended
	June 30,
	2009	2008
	(dollars in thousands)

Cash flows from:
Operating activities	$(35,302)	$(42,510)
Investing activities	26,251	(9,432)
Financing activities	(5,207)	(1,533)

     At June 30, 2009, we had $8.1 million in cash and cash equivalents, and held no marketable securities. Our balance of cash and cash equivalents at June 30, 2009 does not include $8.9 million held as restricted cash. The composition and mix of cash, cash equivalents and marketable securities may change frequently as a result of our evaluation of conditions in the financial markets, the maturity of specific investments, and our near term liquidity needs. Our funds at June 30, 2009 were invested in government and agency money market funds.
     Cash flows from operating activities. Since our inception, we have generated significant losses while we have advanced our product candidates into preclinical and clinical trials. Accordingly, we have historically used cash in our operating activities. During the six months ended June 30, 2009 and June 30, 2008, our operating activities used $35.3 million and $42.5 million, respectively. The use of cash in each period was primarily a result of expenditures associated with our research and development activities and amounts incurred to develop and maintain our administrative infrastructure. During the six months ended June 30, 2009, we placed $3.3 million into escrow accounts for potential severance benefits for current employees, in connection with our severance policies. In addition, as part of our Letter Agreement and License Agreement with CFFTI, we placed $1.9 million into an escrow account to cover the cost of specified batches of APIs for Trizytek that were transferred to CFFTI. These amounts are classified as restricted cash at June 30, 2009.
     Cash flows from investing activities. Net cash provided by investing activities was $26.3 million for the six months ended June 30, 2009, reflecting $35.0 million of proceeds from sales and maturities of marketable securities and $0.3 million of proceeds from the sale of equipment, partially offset by $8.9 million to purchase marketable securities and $0.2 million for capital expenditures. During the same period in 2008, net cash used by investing activities was $9.4 million, reflecting $27.0 million to purchase marketable securities and $1.2 million for capital expenditures, partially offset by $18.7 million of proceeds from maturities of marketable securities. We expect capital expenditures to be negligible for the remainder of 2009.
     Cash flows from financing activities. For the six months ended June 30, 2009, our financing activities consumed $5.2 million due to our payment of $2.5 million to Dr. Falk in connection with our termination agreement as well as debt principal repayments of $2.7 million which reflects the full repayment of all outstanding long-term debt. For the six months ended June 30, 2008, our financing activities used $1.5 million, reflecting a $3.1 million payment to Dr. Falk and $1.2 million in repayments of long-term debt principal, partially offset by $2.5 million of proceeds form the issuance of long-term debt under our equipment financing agreement and $0.3 million in proceeds from the exercise of common stock options.
     The following table summarizes our contractual obligations at June 30, 2009 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:
Payments Due by Period
(dollars in thousands)

		Remainder	2010	2012
		of	through	through	After
	Total	2009	2011	2013	2013
Contractual Obligations (1):
Operating lease obligations (2)	$14,830	$1,996	$2,706	$2,756	$7,372
Purchase obligations (3) (4)	7,942	5,571	2,371	—	—

Total contractual cash obligations	$22,772	$7,567	$5,077	$2,756	$7,372

(1)	Excludes estimated payment of $7.2 million to Vertex Pharmaceuticals, Inc., or Vertex, in connection with its optional redemption of shares of redeemable preferred stock on or after

December 31, 2010, plus dividends accruing after that date and royalties to Genentech on product sales of ALTU-238.

(2)	Includes payments of $1.5 million due our landlord in consideration of the agreement to terminate the 333 Lease early, and our negotiated amendment to the 610 Lease to reduce the amount of square footage.

(3)	Represents amounts due to Sandoz based on the foreign currency exchange rate at June 30, 2009, under the terms of our supply agreement with Sandoz pursuant to which we are obligated to purchase all of the recombinant human growth hormone, or hGH, forecasted for 2009 and 50% of the hGH forecasted for 2010.

(4)	Excludes an approximate $7.6 million termination fee that Lonza contends we owe related to Lonza’s claim that we unilaterally terminated our Manufacturing Agreement for convenience. We refute this contention and believe that as a result of Lonza’s material breach, no termination fee is owed under the terms of the agreement.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2009 we only held cash and cash equivalents, which were invested in government and agency money market funds, which are not subject to significant market risk. To minimize the risk associated with changing interest rates, we invest primarily in money market funds, bank certificates of deposit, United States government securities and investment-grade commercial paper and corporate notes that can be held to their maturity date.
     Our assets are principally located in the United States and a majority of our historical revenues and operating expenses are denominated in United States dollars. In addition, some purchases of raw materials and contract manufacturing services are also denominated in foreign currencies. Accordingly, we are subject to market risk with respect to foreign currency-denominated expenses. We recognized foreign currency exchange gains of $0.1 million in the six months ended June 30, 2009. We may engage in additional collaborations with international partners. If we enter into additional collaborations with international partners providing for foreign currency-denominated revenues and expenses, we may be subject to significant foreign currency and market risk.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer, or CEO, and Principal Financial Officer, or PFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation by our management, our CEO and PFO concluded that, as of June 30, 2009, our disclosure controls and procedures were: (1) designed to ensure that material information relating to us is made known to our CEO and PFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
     Changes in Internal Control
     Based on an evaluation by management, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On May 15, 2009, Lonza filed a lawsuit against us in the United States District Court for the Southern District of New York. The lawsuit relates to the disputes between Lonza and us with respect to the Manufacturing Agreement. Lonza seeks to have the court (1) declare a proper forum for arbitrating the disputes under the Manufacturing Agreement, (2) reform the Manufacturing Agreement to prohibit us from enforcing confidentiality and non-competition provisions, and (3) award Lonza reasonable attorneys’ fees and costs. Background regarding the contractual disputes can be found in Note 4 on this Form 10-Q. On June 29, 2009, we filed an answer to Lonza’s complaint indicating our belief that Lonza’s claims are meritless. We simultaneously filed a counterclaim seeking damages due to Lonza’s material breach of the Manufacturing Agreement, without waiving our rights that the allegations of the counterclaims are exclusively arbitrable. The parties subsequently agreed to arbitrate the breach dispute before the American Arbitration Association, and on July 23, 2009, with the consent of the parties, the court dismissed without prejudice Lonza’s claim for declaratory relief concerning the arbitrable forum.
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
Risks Related to Our Business and Strategy
     If we fail to obtain the capital necessary to fund our operations we may need to cease operations or liquidate.
     Any capital raising transaction we are able to complete may substantially dilute the ownership of existing equity holders or may provide rights to our intellectual property or contemplate rights in liquidation that are superior to those of existing investors. Any such financing, and any sale of assets or business combination transaction, may imply a company valuation below the market price of our common stock and may result in minimal proceeds to stockholders or creditors. We have ongoing discussions regarding transactions that imply low valuations for the company’s assets. Depending on our financial position, we may pursue such a transaction. If we are unable to raise capital or execute a sale or business combination transaction, we may need to cease operations or liquidate. In such a scenario, our creditors would be entitled to payment ahead of our equity holders, and there may not be sufficient assets to pay our creditors.
     We will need additional capital in order to fund our operations, develop and commercialize our product candidates, or to finance the discovery and development of our next generation of product candidates.
     Due to financial constraints, we discontinued our activities in support of Trizytek, a late-stage clinical candidate. We will require substantial additional future capital in order to complete the development and commercialization of our remaining clinical-stage product candidates, ALTU-238 and ALTU-237, and to conduct the research and development and clinical and regulatory activities necessary to bring our early stage research products and product candidates into clinical development. At this time, we have made a decision to allocate our financial, capital and human resources to ALTU-238, are evaluating the feasibility of moving forward our early-stage clinical and pre-clinical programs and will make future decisions on these programs depending upon the availability of resources. Our future capital requirements will depend on many factors, including:
•	the timing, progress and results of ongoing manufacturing development work for ALTU-238;

•	the actual expenses of discontinuing the Trizytek program, including any contractual termination payments we are required to make and the cost and outcome of related litigation;

•	any further non-clinical or clinical studies we may initiate based on the results of our Phase I clinical trial for ALTU-237 or discussions with regulatory authorities;

•	the results of our Phase II pediatric clinical trial for ALTU-238 that we initiated in March 2009 and the results and costs of future clinical trials for ALTU-238 that we may initiate;

•	the results of our preclinical studies and testing for our early stage research products and product candidates, and any decisions to initiate clinical trials;

•	the costs, timing and outcome of regulatory review of our product candidates in clinical development, and any of our preclinical product candidates that progress to clinical trials;

•	the cost of obtaining clinical and commercial supplies of active pharmaceutical ingredients, or APIs, and finished drug product in sufficient quantities for clinical development and any commercial launch;

•	the costs of establishing commercial operations, including commercial manufacturing and distribution arrangements and sales, marketing and medical affairs functions, should any of our product candidates be approved and we participate in the launch;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents, seeking freedom to operate under any third party intellectual property rights, and defending intellectual property-related claims;

•	our ability to establish and maintain collaborative or financing arrangements and obtain milestone, royalty and other payments from collaborators or third parties;

•	the costs associated with our realignment plan, including termination of contractual obligations and facility-related costs; and

•	the extent to which we acquire or invest in new businesses, products or technologies.
     Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, or we decide it is necessary to preserve existing resources, we will likely find it appropriate or necessary to stage, delay or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates. We are funding all costs related to the development ALTU-238 and cannot defer or avoid such expenses without delaying or curtailing the program unless we can enter into a new collaboration agreement or secure alternative funding to support the development of ALTU-238. The failure to obtain additional financing or enter into a new collaboration could lead to a delay in or discontinuation of further development of ALTU-238.
     The inclusion of a going concern explanatory paragraph in the audit report of our registered public accounting firm for fiscal 2008 may materially and adversely affect our ability to raise new capital.
     Our independent registered public accounting firm modified their report for the fiscal year ended December 31, 2008 with respect to our ability to continue as a going concern. This type of modification typically would indicate that our recurring losses from operations and current lack of sufficient funds to sustain operations through the end of the following fiscal year raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we would have to liquidate our assets and might receive significantly less than the values at which they are carried on our consolidated financial statements. Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts, if any, that holders of our securities could receive in liquidation.
     To remain a going concern, we will require significant funding. Our available funds will not be sufficient to fund the completion of the development and commercialization of any of our product candidates, including ALTU-238. We currently expect that our existing capital resources will be sufficient to maintain our current and planned operations into September 2009. In addition, our operating plan may change as a result of many factors, including factors currently unknown to us, and we may need additional funds sooner than we anticipate.
     The terms of our redeemable preferred stock held by Vertex Pharmaceuticals Incorporated contemplate a significant payment under certain circumstances. We may not have sufficient resources to make such a payment.
     If Vertex Pharmaceuticals Incorporated, or Vertex, the holder of our redeemable preferred stock, elects to exercise its redemption rights with respect to those shares on or after December 31, 2010, we may be obligated to pay an aggregate of $7.2 million plus dividends accrued after that date. We would require additional funding to make this payment. Funds for this purpose may not be available to us on favorable terms, or at all. In addition, the terms of the preferred stock contemplate an acceleration of this redemption right in the event of certain deemed liquidation events, which would include many types of business combination transactions. In such a circumstance, the payment of the redemption amounts would be due prior to distributions to common stockholders.
     We may have contractual liabilities in connection with our discontinuation of the Trizytek program.
     We had significant contractual obligations that we entered into with third parties for the Trizytek program. In connection with our discontinuation of Trizytek program activities and a new license agreement with CFFTI, CFFTI assumed certain, but not all, of these obligations, and we remain responsible for the unassumed obligations. We have disagreements with CFFTI with respect to the parties’ rights and obligations under the agreements providing for CFFTI to assume these obligations. These disputes occupy management time and attention, may lead to out-of-pocket costs, and could result in litigation or claims for damages.
     On March 27, 2009, we informed Lonza of our intent to terminate the Manufacturing Agreement, dated November 16, 2006, as amended, between us and Lonza due to Lonza’s material breach of the Manufacturing Agreement. On June 29, 2009, we terminated the Manufacturing Agreement due to Lonza’s failure to cure the material breach within the 90 day cure period provided in the Manufacturing Agreement. Before we delivered the notice of our intent to terminate the Manufacturing Agreement due to Lonza’s breach, Lonza asserted that we had unilaterally terminated the Manufacturing Agreement, without notice. Lonza maintains that we owe 8.3 million Swiss francs, or $7.6 million, based on exchange rates at June 30, 2009, under these provisions. The Manufacturing Agreement is currently the subject of a lawsuit that Lonza filed against us in the United States District Court for the Southern District of New York on May 15, 2009. On June 29, 2009, we filed an answer to Lonza’s complaint indicating our belief that Lonza’s claims are meritless and asserted a counterclaim for breach of contract, without waiving our rights that the allegations of the counterclaim are exclusively arbitrable. The parties subsequently agreed to arbitrate the breach dispute before the American Arbitration Association. The parties have engaged in settlement discussions, but have yet to reach, and may not reach, an acceptable settlement. This dispute consumes management time and attention, as well as out-of-pocket legal fees, and could result in us being required to make a substantial payment to Lonza.
     We have a history of net losses, which we expect to continue for at least several years and, as a result, we are unable to predict the extent of any future losses or when, if ever, we will achieve, or be able to maintain, profitability.
     We have incurred significant losses since 1999, when we were reorganized as a company independent from Vertex. At June 30, 2009, our accumulated deficit was $361.1 million, and we expect to continue to incur losses for at least the next several years. We have only been able to generate limited amounts of revenue from license and milestone payments under collaboration agreements and payments for funded research and development, as well as revenue from products we no longer sell. Although our realignment of operations to focus on the development of ALTU-238 will result in a reduction in our annual research and development spending, we expect to continue to incur net operating losses for the next several years.
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
     We may seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, or collaboration and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stock ownership interests will be diluted, such dilution will in all likelihood be substantial, and the terms of such securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. In addition, certain warrants that we have issued contain price protection provisions that reduce the exercise price of the warrants in the event we issue equity securities at a lower price than the original exercise price, thus furthering dilution. At June 30, 2009, we had 1,133,112 such warrants. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable development and commercialization rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.
The NASDAQ Marketplace Rules contemplate stockholder approval of certain financings, which may limit our ability to raise sufficient capital.
     The NASDAQ Marketplace Rules contemplate that we will obtain stockholder approval under certain circumstances if we issue outstanding equity securities that would comprise more than 20% of our total shares of common stock outstanding before the issuance of the securities. In order to comply with these rules, we may need to obtain stockholder approval, and we may fail to obtain any such stockholder approval. If we failed to obtain such an approval prior to a financing, our funding options would be limited, which would adversely affect our ability to successfully develop and commercialize our product candidates or to finance the discovery and development of our next generation of product candidates. If we engage in a financing without obtaining the stockholder approval contemplated by the NASDAQ rules, we may be delisted. We might seek an exemption from the stockholder approval rules for a particular transaction, or we may determine to engage in a financing that may be deemed to violate these rules.
     Our competitors may develop products that are less expensive, safer or more effective, which may diminish or prevent the commercial success of any product candidate that we bring to market.
     Competition in the pharmaceutical and biotechnology industries is intense. We face competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies engaged in drug discovery activities, both in the United States and abroad. Most of these competitors have greater financial resources than we do and greater experience in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing than we do, and some have products or are pursuing the development of product candidates that target the same diseases and conditions that are the focus of our drug development programs, including those set forth below.

•	ALTU-238. If approved, ALTU-238, the product candidate we are developing as a once-weekly treatment for human growth hormone, or hGH, deficiency and related disorders, will compete with existing approved hGH therapies from companies such as BioPartners, Eli Lilly, Genentech, Merck Serono, Novo Nordisk, Pfizer, Sandoz, and Teva Pharmaceutical Industries. In addition, we understand that ALTU-238 may compete with product candidates in clinical development from some of these companies and others, including LG Life Sciences, which is developing a long-acting hGH therapy based on an encapsulated microparticle technology, and Merck Serono and Novo Nordisk, which are also developing long-acting hGH therapies.

•	ALTU-237. If approved, ALTU-237, the product candidate we may further develop for the treatment of hyperoxalurias, depending on the availability of funding, may compete with product candidates in development at companies such as Amsterdam Molecular Therapeutics, Medix, NephroGenex, and OxThera.
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
     If we enter into new collaborative agreements for our product candidates, we expect to set goals for and make public statements regarding the timing of activities, such as the commencement and completion of preclinical studies and clinical trials, anticipated regulatory approval dates and developments and milestones under those collaboration agreements. The actual timing of such events can vary dramatically due to a number of factors such as delays or failures in our or our collaborators’ preclinical studies or clinical trials, delays or failures in manufacturing process development activities or in manufacturing product candidates, the amount of time, effort and resources to be committed to our programs by our future collaborators, delays in filing for regulatory approval, and the uncertainties inherent in the regulatory approval process, including delays in obtaining regulatory approval. We cannot be certain that our or our collaborators’ preclinical studies and clinical trials will advance or be completed in the time frames we announce or expect, that our collaborators or we will make regulatory submissions or receive regulatory approvals as planned or that our collaborators or we will be able to adhere to our current schedule for the achievement of key milestones under any of our internal or collaborative programs. If our collaborators or we fail to achieve one or more of these milestones as planned, our business would be materially adversely affected and the price of our common stock could decline.

Risks Related to Development of Our Product Candidates
     If we, or if we enter into future collaborative agreements, our collaborators, are unable to commercialize our lead product candidates, or experience significant delays in doing so, our business will be materially harmed.
     We have invested a significant portion of our time and financial resources to date in the development of oral and injectable crystallized protein therapies, including Trizytek, for which we have discontinued development activities, ALTU-238 and ALTU-237 (the development of which is on hold until sufficient additional funding can be secured), for the treatment of gastrointestinal and metabolic disorders. Our ability and the ability of a collaborative partner to develop and commercialize our current product candidates successfully, and therefore our ability to generate revenues, will depend on numerous factors, including:
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
     We have not yet completed a full Phase III program for any of our product candidates in clinical development, other than for the Trizytek program, for which we discontinued development activities, and we have not advanced, and may never advance, our product candidates that are currently in preclinical testing into clinical trials. Even if our trials are successful, we may still be required or may determine it is desirable to perform additional studies for approval or in order to achieve a broad indication for the labeling of the drug.
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
     We intend to have our product candidates marketed outside the United States. In order to market products in the European Union and many other non-United States jurisdictions, our collaborators or we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. We have no experience in obtaining foreign regulatory approvals for our product candidates. The approval procedures vary among countries and can involve additional and costly preclinical and clinical testing and data review. The time required to obtain approval in other countries may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We also face challenges arising from the different regulatory requirements imposed by United States and foreign regulators with respect to clinical trials. The European Medicines Agency, or EMEA, often imposes different requirements than the FDA with respect to the design of a pivotal Phase III clinical trial. Our future collaborators or we may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could harm our business and result in decreased revenues from the sale of products or from milestones or royalties associated with any collaboration agreements we may enter into in the future.
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
     We have purchased the hGH, the active pharmaceutical ingredient in ALTU-238, for our prior and ongoing clinical trials from Sandoz. We have also produced ALTU-238 for these trials and believe that the current scale of manufacturing is sufficient to support the planned Phase III program for ALTU-238 in both adult and pediatric growth hormone deficient patients. In July 2008, Sandoz and we entered into a long term supply agreement, which has an initial term expiring in 2012, with an optional two year extension period. Because we do not have another long term supplier of hGH in place, any disruption in Sandoz’ ability to supply us with hGH as needed would adversely affect the ALTU-238 program.
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
     We are a small company with 33 employees as of July 31, 2009. We recently underwent a strategic realignment, which resulted in an approximate 70% headcount reduction. Our success depends on our ability to attract, retain and motivate highly qualified management, development and scientific personnel, which may be made more difficult as a result of the realignment. In particular, we are highly dependant on our new President and Chief Executive Officer, Dr. Georges Gemayel, and the other principal members of our executive, development and scientific teams.
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
     The market price of our common stock has been between $0.14 and $19.79 per share from January 1, 2007 until July 31, 2009. Some of the factors that may cause the market price of our common stock to continue to fluctuate include:

•	delays in or results from our clinical trials or studies;

•	our entry into or the loss of a significant collaboration or the expansion or contraction of a significant collaboration, disputes with a collaborator, or delays in the progress of a collaborative development program;

•	competitive product information such as results of clinical trials conducted by others on drugs that would compete with our product candidates or the regulatory filing or approval of such competitive products;

•	litigation or threatened litigation, including the litigation we are subject to or arbitration we may become subject to in connection with our Manufacturing Agreement with Lonza;

•	delays or other problems with manufacturing our product candidates or approved products;

•	failure or delays in advancing product candidates from our preclinical programs, or other product candidates we may discover or acquire in the future, into clinical trials;

•	failure or discontinuation of any of our research programs;

•	regulatory review delays, changes in regulatory requirements, new regulatory developments or enforcement policies in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	failure to meet estimates or recommendations by securities analysts, if any, who cover our common stock;

•	positive or negative publicity regarding our product candidates or any approved products;

•	sales, future sales or anticipated sales of our common stock by us or our stockholders;

•	changes in the structure of health care payment systems;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results; and

•	general market conditions.
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
     Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had 31,131,056 shares of common stock outstanding as of July 31, 2009. Holders of up to approximately 7.8 million shares of our common stock, assuming the exercise of warrants to purchase shares of our common stock, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all shares of common stock issuable under our equity compensation plans and they can now be freely sold in the public market upon issuance. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause our stockholders to lose part or all of their investments in our shares of common stock.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2009.

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